Form 10-Q
period 2020-10-31
Sumo Logic, Inc.
filed 2020-12-08
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-39502

Sumo Logic, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2234444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Main Street
Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)
(650) 810-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SUMO	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 30, 2020, the number of outstanding shares of the registrant's common stock was 102,318,468 shares of common stock.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about our expectations regarding:

•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in sales and marketing, research and development, and general and administrative expenses, and key business metrics, and our ability to achieve and maintain future profitability;
•the impact of the COVID-19 pandemic and any associated economic downturn on our business and results of operations;
•our business model and our ability to effectively manage our growth and associated investments;
•our beliefs about and objectives for future operations;
•market acceptance of our platform;
•our ability to maintain and expand our customer base, including by attracting new customers;
•our ability to retain customers and expand their adoption of our platform, particularly our largest customers;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to maintain the security and availability of our platform;
•our ability to develop new platform features and functionality, or enhancements to our existing platform features and functionality, and bring them to market in a timely manner;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our relationships with third parties, including channel and technology partners;
•our ability to successfully expand in our existing markets and into new markets, including internationally;
•our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including with respect to privacy and data protection;
•our expectations regarding our ability to obtain, maintain, enforce, defend, and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to attract and retain employees and key personnel;
•future acquisitions or investments; and
•economic and industry trends or trend analysis.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for per share data)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$407,469	$101,513
Accounts receivable, net	41,685	27,011
Prepaid expenses	8,581	6,305
Deferred sales commissions, current	11,317	8,884
Other current assets	2,153	1,604
Total current assets	471,205	145,317
Property and equipment, net	3,952	2,993
Goodwill	50,672	50,672
Acquired intangible assets, net	12,298	17,415
Deferred sales commissions, noncurrent	24,605	17,479
Other noncurrent assets	840	3,885
Total assets	$563,572	$237,761
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,678	$6,151
Accrued expenses and other current liabilities	21,334	20,371
Deferred revenue, current	88,612	85,715
Total current liabilities	118,624	112,237
Deferred revenue, noncurrent	1,768	2,970
Redeemable convertible preferred stock warrant liability	—	270
Other noncurrent liabilities	4,883	2,691
Total liabilities	125,275	118,168
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock	—	340,167
Stockholders’ equity (deficit):
Common stock	10	2
Additional paid-in-capital	815,735	97,131
Accumulated other comprehensive loss	(246)	(213)
Accumulated deficit	(377,202)	(317,494)
Total stockholders’ equity (deficit)	438,297	(220,574)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$563,572	$237,761
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	$51,868	$40,513	$148,485	$110,745
Cost of revenue	13,601	11,212	42,140	29,151
Gross profit	38,267	29,301	106,345	81,594
Operating expenses:
Research and development	18,753	14,029	51,756	35,394
Sales and marketing	26,904	30,382	80,534	76,868
General and administrative	15,507	14,193	32,096	28,141
Total operating expenses	61,164	58,604	164,386	140,403
Loss from operations	(22,897)	(29,303)	(58,041)	(58,809)
Interest and other (expense) income, net	(322)	726	(249)	1,611
Interest expense	(290)	(40)	(654)	(66)
Loss before provision for income taxes	(23,509)	(28,617)	(58,944)	(57,264)
Provision for income taxes	417	2	764	357
Net loss	$(23,926)	$(28,619)	$(59,708)	$(57,621)

Net loss per share, basic and diluted	$(0.43)	$(1.95)	$(1.92)	$(4.13)

Weighted-average shares used to compute net loss per share, basic and diluted	55,816	14,650	31,044	13,953
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(23,926)	$(28,619)	$(59,708)	$(57,621)
Other comprehensive income (loss):
Foreign currency translation adjustments	(51)	97	(33)	(45)
Total comprehensive loss	$(23,977)	$(28,522)	$(59,741)	$(57,666)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at July 31, 2020	63,762	$340,167	20,128	$2	$109,261	$(195)	$(353,276)	$(244,208)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	1,301	—	3,992			3,992
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Common stock issued in connection with acquisitions	—	—	33	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,077	—	—	19,077
Foreign currency translation adjustments	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	(23,926)	(23,926)
Balance at October 31, 2020	—	$—	102,244	$10	$815,735	$(246)	$(377,202)	$438,297

Balance at July 31, 2019	63,762	$340,167	14,290	$1	$31,397	$(239)	$(254,359)	$(223,200)
Issuance of common stock upon exercise of stock options	—	—	698	—	1,186	—	—	1,186
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Common stock issued and awards assumed as consideration in connection with acquisitions	—	—	2,922	1	43,872	—	—	43,873
Stock-based compensation	—	—	—	—	9,909	—	—	9,909
Foreign currency translation adjustments	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(28,619)	(28,619)
Balance at October 31, 2019	63,762	$340,167	17,910	$2	$86,413	$(142)	$(282,978)	$(196,705)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	2,222	—	6,113	—	—	6,113
Vesting of early exercised stock options	—	—	—	—	148	—	—	148
Common stock issued in connection with acquisitions	—	—	256	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,987	—	—	28,987
Foreign currency translation adjustments	—	—	—	—	—	(33)		(33)
Net loss	—	—	—	—	—	—	(59,708)	(59,708)
Balance at October 31, 2020	—	$—	102,244	$10	$815,735	$(246)	$(377,202)	$438,297

Balance at January 31, 2019	53,776	$234,095	13,065	$1	$22,989	$(97)	$(225,357)	$(202,464)
Issuance of common stock upon exercise of stock options	—	—	1,574	—	2,455	—	—	2,455
Issuance of common stock upon early exercise of stock options	—	—	349	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	132	—	—	132
Common stock issued and awards assumed as consideration in connection with acquisitions	—	—	2,922	1	43,872	—	—	43,873
Issuance of Series G redeemable convertible preferred stock, net issuance of costs of $3,927	9,986	106,072	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,965	—	—	16,965
Foreign currency translation adjustments	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(57,621)	(57,621)
Balance at October 31, 2019	63,762	$340,167	17,910	$2	$86,413	$(142)	$(282,978)	$(196,705)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(59,708)	$(57,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,152	1,927
Amortization of deferred sales commissions	8,148	6,419
Stock-based compensation, net of amounts capitalized	28,666	16,561
Other	186	(11)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(14,717)	(5,026)
Prepaid expenses	(2,276)	513
Other assets	(619)	(57)
Deferred sales commissions	(17,718)	(10,621)
Accounts payable	(149)	56
Accrued expenses and other current liabilities	1,781	5,182
Deferred revenue	1,695	12,428
Other noncurrent liabilities	2,354	485
Net cash used in operating activities	(46,205)	(29,765)
Cash flows from investing activities
Purchases of property and equipment	(358)	(1,949)
Capitalized internal-use software costs	(1,205)	(4,292)
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(8,260)
Net cash used in investing activities	(1,563)	(14,501)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	349,166	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	106,072
Proceeds from borrowings	24,250	—
Repayment of borrowings	(24,250)	—
Payments of deferred offering costs	(1,321)	(84)
Proceeds from exercise of common stock options	6,113	3,614
Cash paid for holdback consideration in connection with acquisition	(100)	—
Net cash provided by financing activities	353,858	109,602
Effect of exchange rate changes on cash and cash equivalents	(134)	(7)
Change in cash and cash equivalents and restricted cash	305,956	65,329
Cash and cash equivalents and restricted cash:
Beginning of period	101,813	65,671
End of period	$407,769	$131,000
Supplemental disclosures of cash flow information
Cash paid for income taxes	846	390
Cash paid for interest	706	10
Supplemental non-cash investing and financing information
Conversion of redeemable convertible preferred stock to common stock	$340,161	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$512	$—
Vesting of early exercised options	$148	$132
Common stock and assumed awards issued as consideration for acquisitions	$—	$43,873
Unpaid cash consideration for acquisitions	$—	$2,816
Stock-based compensation capitalized as internal-use software costs	$321	$404
Issuance of redeemable convertible preferred stock warrants	$—	$71
Deferred offering costs accrued but not yet paid	$3,140	$250
Property and equipment accrued but not yet paid	$130	$5
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$407,469	$130,660
Restricted cash included in other current assets	300	340
Total cash, cash equivalents, and restricted cash	$407,769	$131,000
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Basis of Presentation
Organization and Nature of Operations
Sumo Logic, Inc. (the “Company”) was incorporated in Delaware in March 2010. The Company provides, on a cloud-native software-as-a-service (“SaaS”) delivery model, a software platform that enables organizations of all sizes to address the challenges and opportunities presented by digital transformation, modern applications, and cloud computing. The platform enables organizations to automate the collection, ingestion, and analysis of application, infrastructure, security, and IoT data to derive actionable insights.
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2020 included in the Company’s prospectus dated September 17, 2020 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Prospectus”).
The Company’s condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on January 31. Unless otherwise stated, references to year in these condensed consolidated financial statements relate to the above described fiscal year rather than calendar year.
Initial Public Offering
On September 21, 2020, the Company completed its initial public offering (“IPO”), in which it sold 14,800,000 shares of common stock at a public offering price $22.00 per share. On October 9, 2020, the Company sold an additional 2,220,000 shares of common stock at a public offering price of $22.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million. Immediately prior to the IPO, all shares of outstanding redeemable convertible preferred stock were converted into 63,761,950 shares of common stock on a one-to-one basis. Redeemable convertible preferred stock warrants also converted into 32,276 warrants to purchase common stock on a one-to-one basis.
Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the condensed consolidated balance sheets. Deferred offering costs of $6.5 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in September of 2020. As of January 31, 2020, deferred offering costs totaled $3.3 million.

2. Summary of Significant Accounting Policies
Significant Accounting Policies
Other than those described below, there have been no changes to the Company’s significant accounting policies described in the Prospectus that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates and Judgments
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. The Company’s accounting policies that involve judgment include revenue recognition, period of benefit for deferred sales commissions, assumptions used for estimating the fair value of common stock to calculate stock-based compensation (prior to the closing of the IPO), capitalization of internal-use software costs, valuation of goodwill and intangible assets, certain accrued liabilities, and valuation allowances associated with income taxes.
COVID-19
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which COVID-19 may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
In May 2020, as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, the Company initiated cost reduction measures, including a headcount reduction. The headcount reduction resulted in $1.2 million of severance and benefits expense and $0.1 million in stock-based compensation expense for the nine months ended October 31, 2020.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant. The fair value of options granted is estimated on the grant date using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (“RSUs”) is estimated on the date of grant based on the fair value of the Company’s underlying common stock.
The Company recognizes stock-based compensation expense for stock options on a straight-line basis. Prior to September 21, 2020, the Company recognized stock-based compensation expense for RSUs on an accelerated attribution method as the RSUs were subject to service-based and performance-based vesting conditions, which included a liquidity event condition, and in certain cases, the achievement of certain other performance metrics. None of the RSUs would vest unless the liquidity event condition was satisfied. Upon the completion of the IPO, the liquidity event condition was considered probable and the Company recognized cumulative stock-based compensation expense using the accelerated attribution method related to RSUs that had vested as of the IPO. The remaining unrecognized stock-based compensation expense related to the RSUs will be recognized over the remaining requisite service period. All RSUs granted after September 21, 2020 will not be subject to a liquidity event condition.

Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Related party transactions were not material as of October 31, 2020 or January 31, 2020, or for three and nine months ended October 31, 2020 or 2019.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its condensed consolidated financial statements. The sections below describe impacts from newly adopted pronouncements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment, which simplifies the required methodology to calculate an impairment charge for goodwill. The Company adopted this guidance as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in the updated guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this guidance as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures for certain investments. The Company adopted this guidance as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance, on a prospective basis, as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The Company adopted this guidance, on a prospective basis, as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The ASU seeks to clarify how to apply certain aspects of the new leasing standard. In October 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842). The ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In March 2019, the FASB also issued ASU No. 2019-01, which impacts transition disclosures related to the new guidance. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic

842): Effective Dates for Certain Entities, which amended the effective date of the new guidance. The deferral applies only if those entities have not yet issued their financial statements as of June 3, 2020. The new guidance will be effective for the Company for the fiscal year ending January 31, 2023 and interim periods within the fiscal year ending January 31, 2024. The Company is currently reviewing this guidance to assess the potential impact on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance establishes a new "expected loss model”, that requires entities to estimate current expected losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The new guidance will be effective for the Company for the fiscal year, and interim periods within the fiscal year, ending January 31, 2024, though early adoption is permitted. The Company is currently reviewing this guidance to assess the potential impact on its condensed consolidated financial statements.
3. Fair Value Measurements
The Company measures its financial assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value, as follows:
Level 1    Observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company uses the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments.
The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$400,212	$—	$—	$400,212

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,469	$—	$—	$98,469
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$270	$270
Level 3 financial liabilities consisted of the redeemable convertible preferred stock warrant liability. In connection with an agreement with Silicon Valley Bank, discussed in Note 6, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other (expense) income, net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s condensed consolidated balance sheet.
4. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2020	January 31, 2020
Computer and hardware equipment	$2,147	$1,954
Furniture and fixtures	1,213	1,129
Leasehold improvements	2,292	2,120
Capitalized internal-use software	3,386	9,823
Gross property and equipment	9,038	15,026
Accumulated depreciation and amortization	(5,086)	(12,033)
Property and equipment, net	$3,952	$2,993
Depreciation and amortization expense of property and equipment was $0.4 million and $0.3 million for the three months ended October 31, 2020 and 2019, respectively, and $1.0 million and $1.3 million for the nine months ended October 31, 2020 and 2019, respectively.
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	October 31, 2020	January 31, 2020
United States	$3,138	$1,970
International	814	1,023
Total long-lived assets	$3,952	$2,993
The Company capitalized $0.4 million and $1.8 million of internal-use software costs for the three months ended October 31, 2020 and 2019, respectively, and $1.5 million and $4.7 million of internal-use software costs during the nine months ended October 31, 2020 and 2019, respectively. Amortization of internal-use software costs was $0.2 million and $0.2 million during the three months ended October 31, 2020 and 2019, respectively, and $0.5 million and $0.8 million during the nine months ended October 31, 2020 and 2019, respectively. There were no impairments of capitalized internal-use software costs during the nine months ended October 31, 2020 or 2019.
Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the nine months ended October 31, 2020.
5. Acquisitions, Intangible Assets, and Goodwill
Jask Labs Inc.
On October 20, 2019, the Company executed a merger agreement to acquire the assets and liabilities of Jask Labs. The acquisition closed on October 25, 2019. Jask Labs is a software company with a platform that offers a cloud-native autonomous security operations center solution. The Company acquired Jask Labs primarily for its team and their platform, which includes their security analytics solution to deliver an integrated, cloud-native intelligence solution. The aggregate purchase consideration was $55.1 million, of which $11.2 million was paid in cash, $43.3 million was comprised of 3,573,659 shares of common stock, and $0.6 million was comprised of assumed options to purchase 265,075 shares of common stock. The value of consideration assigned to the common stock paid was based on the fair value of the Company’s common stock on the date of acquisition. Of the consideration transferred, $0.9 million in cash and 543,095 shares of common stock for $6.6 million was placed in an indemnity escrow fund to be held for 15 months after the acquisition date for general representations and warranties.

At closing, certain Jask Labs stockholders had not completed administrative forms that were required for the Company’s common stock to be legally issued. Thus, the shares were to be issued once the administrative forms were completed. The Company has included the total fair value of the consideration for shares legally issued and legally issuable within additional-paid-in capital and common stock. As of October 31, 2020, all administrative forms were completed and all shares were legally issued and outstanding.
The acquisition was accounted for as a business combination, and the total purchase price was allocated to the net tangible and intangible assets and liabilities acquired based on their respective fair values on the acquisition date and the excess was recorded as goodwill.
Certain stock options held by Jask Labs employees were assumed by the Company with a total fair value of $1.7 million, of which $0.6 million was attributed to pre-combination services and was included in consideration transferred and $1.1 million was allocated to post-combination services and will be recognized as stock-based compensation over the remaining service period. See Note 9 for more details on the Jask Labs options assumed.
The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Amount
Cash	$782
Restricted cash	300
Accounts receivable	503
Prepaid expenses and other assets	659
Fixed assets	367
Intangible assets	17,500
Goodwill	41,368
Accounts payable	(1,760)
Deferred revenue, current	(2,358)
Accrued and other current liabilities	(1,609)
Deferred revenue, noncurrent	(354)
Other noncurrent liabilities	(291)
Total acquisition consideration	$55,107
Subsequent to the acquisition, the Company recorded a $0.3 million tax benefit related to on the release of the valuation allowance on its net deferred tax assets.
Intangible assets acquired are comprised of developed technology with an estimated useful life of 3 years. The fair value assigned to the developed technology was determined using the reproduction cost approach, which estimates the cost to reproduce the asset. Goodwill represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce of Jask Labs. In addition, goodwill represents the future benefits as a result of the acquisition that will enhance the Company’s product available to both new and existing customers and increase the Company’s competitive position. The goodwill is not deductible for tax purposes.
In connection with the acquisition, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.2 million during the three months ended October 31, 2020 and $0.6 million during the nine months ended October 31, 2020. Stock-based compensation expense related to the vesting of the restricted common stock was immaterial for the nine months ended October 31, 2019. As of October 31, 2020 and January 31, 2020, the remaining unrecognized stock-based compensation expense of $0.8 million and $1.4 million, respectively, will be recognized over the remaining vesting period.
The Company incurred acquisition-related expenses of $2.6 million, which were recorded as general and administrative expenses in the condensed consolidated statement of operations during the three and nine months ended October 31, 2019. The Company paid $0.8 million in acquisition-related expenses incurred by Jask Labs related to Jask Labs’ advisors which was included as part of the purchase consideration.

The results of operations of Jask Labs are included in the accompanying condensed consolidated statements of operations from the date of acquisition. Jask Labs’ results of operations since the date of acquisition were not material to the Company’s condensed consolidated results for the year ended January 31, 2020.
Pro Forma Financial Information
The following pro forma information gives effect to the acquisition of Jask Labs as if it had been completed on February 1, 2017 (the beginning of the comparable prior annual reporting period presented in the Prospectus), including pro forma adjustments primarily related to amortization of acquired intangible assets, reduction in revenue related to the fair value of deferred revenue, stock-based compensation, tax benefit from release of the valuation allowance, and the inclusion of acquisition-related expenses reflected in the revenue and net loss figures below at the earliest period presented. The pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2017, or of future results of operations (in thousands):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Revenue	$41,503	$113,124
Net loss	$(34,258)	$(81,025)
Pro forma revenue and net loss reflect nonrecurring adjustments for acquisition-related expenses of $3.4 million, a tax benefit of $0.3 million for the release of the valuation allowance, and accelerated stock-based compensation of $0.1 million that resulted from the acquisition.
Other Acquisitions
During the nine months ended October 31, 2019, the Company completed an asset acquisition for total consideration of $1.0 million which was attributed to intangible assets. The intangible assets acquired in the asset acquisition were comprised of developed technology with an estimated weighted average useful life of 1.5 years. This acquisition generally enhances the breadth and depth of certain of the Company’s product offerings.
Acquired Intangible Assets
Intangible assets as of October 31, 2020 and January 31, 2020 consisted of developed technology with acquisition-date fair values of $20.1 million and $20.1 million, respectively.
As of October 31, 2020 and January 31, 2020, the accumulated amortization of the developed technology was $7.8 million and $2.7 million, respectively. As of October 31, 2020 and January 31, 2020, the weighted-average remaining useful life of the developed technology was 2.0 years and 2.7 years, respectively. The Company recorded amortization expense of $1.7 million and $0.3 million during the three months ended October 31, 2020 and 2019, respectively, and $5.1 million and $0.6 million during the nine months ended October 31, 2020 and 2019, respectively. There was no impairment of intangible assets recorded for the nine months ended October 31, 2020 or 2019.
As of October 31, 2020, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2021	$1,648
2022	6,148
2023	4,502
Total.	$12,298

As of January 31, 2020, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
2021	$6,765
2022	6,148
2023	4,502
Total	$17,415
Goodwill
There was no impairment of goodwill recorded for the nine months ended October 31, 2020 or 2019.
6. Debt
On January 31, 2016, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank. The Agreement provides for a revolving line of credit facility, which was amended in July 2019 to extend it to July 31, 2021. Under the Agreement, the Company can borrow up to $25 million. Interest on any drawdown under the revolving line of credit accrues either at the prime rate plus a spread rate of ranging from 0.25% to 0.75% as determined by the Company’s adjusted quick ratio. The Agreement is secured by substantially all of the Company’s assets. The Agreement includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to: sell or otherwise dispose of the Company’s business or property; change its business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations, and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. The Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable.
In June 2020, the Company amended the Agreement with Silicon Valley Bank to extend its maturity to June 2022. Under the amended Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the greater of the prime rate plus a spread of 0.75% or 5.25%. Pursuant to the amended Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. If the Company’s adjusted quick ratio is greater than or equal to 1.75 to 1.00, interest on any drawdown will accrue at the greater of the prime rate plus a spread of 0.25% or 4.75%. The revolving line of credit must be repaid by June 26, 2022.
During the three months ended October 31, 2020, the Company repaid the outstanding balance under this facility. The Company did not have any balance outstanding under this facility as of January 31, 2020. The Company was in compliance with the financial covenants associated with the amended Agreement as of October 31, 2020.

7. Commitments and Contingencies
Operating Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2025. As of October 31, 2020, future annual minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Minimum Lease Payments
Remainder of 2021	$1,199
2022	4,787
2023	4,649
2024	1,887
2025	404
Total	$12,926
Rent expense was $1.0 million and $0.9 million for the three months ended October 31, 2020 and 2019, respectively, and $3.0 million and $2.3 million for the nine months ended October 31, 2020 and 2019, respectively.
Non-Cancellable Purchase Commitments
During the nine months ended October 31, 2020, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments, except as follows.
In July 2020, the Company entered into an amended hosting agreement effective August 2020. Under the amended agreement, the Company has committed to spend $220.0 million between August 2020 and January 2024 for its hosting agreement ($90.0 million between August 2020 and January 2022, $60 million between February 2022 and January 2023, and $70.0 million between February 2023 and January 2024).
Litigation and Other Matters
From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable.
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which is being handled in arbitration and will result in the Company paying $4.5 million to resolve the class-wide claims, subject to final approval by the arbitrator. As of October 31, 2020, the Company had recorded $4.5 million related to these claims within accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of October 31, 2020 or January 31, 2020.

8. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
United States	$44,636	$34,355	$125,648	$93,269
International	7,232	6,158	22,837	17,476
Total revenue	$51,868	$40,513	$148,485	$110,745
No individual foreign country contributed 10% or more of revenue for the three and nine months ended October 31, 2020 and 2019.
No customer individually accounted for 10% or more of the Company’s revenue for the three and nine months ended October 31, 2020 or 2019.
Deferred Revenue, and Remaining Performance Obligations
The Company recognized revenue of $38.1 million and $29.7 million during the three months ended October 31, 2020 and 2019, respectively, and $77.6 million and $55.9 million during the nine months ended October 31, 2020 and 2019, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of October 31, 2020, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied were $234.4 million. Of this amount, the Company expects to recognize revenue of approximately $139.9 million over the next twelve months, with the remaining balance recognized thereafter.
Accounts Receivable and Related Allowance
Accounts receivable consist of amounts billed and currently due from customers. The Company’s accounts receivable are subject to collection risk. Gross accounts receivable is adjusted for estimated losses resulting from the inability of the Company’s customers to fulfill their payment obligations. The Company periodically reviews factors such as past collection experience, specific allowances for known troubled accounts, and other currently available evidence to determine the best estimate of probable losses inherent in the receivables. As of October 31, 2020, there was less than $0.1 million recorded as an allowance for doubtful accounts for the Company’s accounts receivables, and there was no allowance for doubtful accounts as of January 31, 2020.
As of October 31, 2020, two customers accounted for 19% and 11% of total accounts receivable, respectively. As of January 31, 2020, no individual customer accounted for 10% or more of total accounts receivable.
Deferred Sales Commissions
The Company capitalized sales commission of $10.8 million and $4.0 million during the three months ended October 31, 2020 and 2019, respectively, and $17.7 million and $10.6 million during the nine months ended October 31, 2020 and 2019, respectively. Amortized costs were $2.9 million and $2.2 million for the three months ended October 31, 2020 and 2019, respectively, and $8.1 million and $6.4 million for the nine months ended October 31, 2020 and 2019, respectively. There was no impairment loss in relation to deferred sales commissions for the nine months ended October 31, 2020 or 2019.

9. Stockholders’ Equity (Deficit) and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of October 31, 2020, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000.0 million and 122.0 million shares of common stock at a par value of $0.0001 as of October 31, 2020 and January 31, 2020, respectively. As of October 31, 2020 and January 31, 2020, approximately 102.0 million and 19.0 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2020 and January 31, 2020, no dividends had been declared.
Stock Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2020 Equity Incentive Plan (the “2020 Plan”). In connection with the Company’s IPO in September 2020, the 2010 Plan was terminated and replaced by the 2020 Plan and all shares that remained available for issuance under the 2010 Plan at that time were reserved for issuance under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan will be increased by any shares of common stock subject to awards outstanding under the 2010 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.
The Company has issued stock options and restricted stock units (“RSUs”) to employees, directors, consultants, and advisors pursuant to the 2010 Plan. Through October 31, 2020, the Company has granted no equity awards pursuant to the 2020 Plan.
Employee stock options are granted with an exercise price no less than the fair value of the underlying common stock on the grant date, in general vest based on continuous service over four years, and expire 10 years from the date of grant. The value of RSUs is measured based on the grant date fair value of the awards and in general vest based on satisfying both a service-based condition based on continuous service over four years and a liquidity event condition.
As of October 31, 2020, there were 13.3 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.

Stock Options
The following table is a summary of option activity during the nine months ended October 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2020	27,841	$3.72	7.7	$233,918
Options granted	1,635	$12.12
Options exercised	(2,170)	$2.61
Options cancelled	(2,072)	$6.08
Balance at October 31, 2020	25,234	$4.16	7.0	$331,066
Options exercisable at January 31, 2020	14,141	$2.01	6.5	$142,932
Options exercisable at October 31, 2020	15,710	$2.61	6.1	$230,411
Stock options granted during the three months ended October 31, 2020 and 2019 had a weighted-average grant-date fair value $11.13 and $6.68 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended October 31, 2020 and 2019 was $17.0 million and $6.7 million, respectively.
Stock options granted during the nine months ended October 31, 2020 and 2019 had a weighted-average grant date fair value of $6.21 and $5.46 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2020 and 2019 was $25.9 million and $9.9 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of October 31, 2020 and January 31, 2020, there was $40.4 million and $52.0 million, respectively, of total unrecognized compensation expense related to unvested employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.6 and 3.1 years, respectively.
Early Exercise of Employee Options
As of October 31, 2020 and January 31, 2020, the Company had a liability $0.3 million and $0.4 million, respectively, for 91,375 and 139,750 shares of common stock that were unvested and early exercised by employees as of October 31, 2020 and January 31, 2020, respectively.
Restricted Stock Units
The following table is a summary of RSU activity for the nine months ended October 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
RSUs outstanding at February 1, 2020	—
Granted	3,274	$13.03
Forfeited	(83)	$12.12
RSUs outstanding at October 31, 2020	3,191	$13.06
RSUs expected to vest at October 31, 2020	3,191	$13.06
As of October 31, 2020, there was $27.7 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $1.0 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 1.8 years.

Jask Labs Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 142,096 and 233,852 remained outstanding as of October 31, 2020 and January 31, 2020, respectively. As of October 31, 2020 and January 31, 2020, 95,079 and 124,184 options were vested and exercisable with a weighted-average exercise price of $9.79 and $9.21, and the total unrecognized compensation expense related to these awards was $0.3 million and $0.6 million, respectively. During the nine months ended October 31, 2020, 52,073 options were exercised.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue	$213	$50	$314	$96
Research and development(a)	5,728	2,474	9,606	3,953
Sales and marketing	4,747	1,960	7,863	3,866
General and administrative(b)	8,255	5,244	10,883	8,646
Total	$18,943	$9,728	$28,666	$16,561
________________
(a)The Company capitalized stock-based compensation related to internal-use software development costs of $0.1 million and $0.2 million, during the three months ended October 31, 2020 and 2019, respectively, and $0.3 million, and $0.4 million, during the nine months ended October 31, 2020 and 2019, respectively. The research and development stock-based compensation amounts are presented net of the capitalized costs.
(b)During the three and nine months ended October 31, 2019, the Company’s board of directors approved modifications to immediately vest 172,708 options that had been granted previously, resulting in additional stock-based compensation expense of $1.6 million, which was recorded to general and administrative expenses during the three and nine months ended October 31, 2019.
During the year ended January 31, 2020, the Company granted 280,316 options to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions; as the performance-based vesting conditions were not met, no stock-based compensation was recognized on these options for the year ended January 31, 2020. During the nine months ended October 31, 2020, these options were cancelled.
The RSUs granted under the 2010 Plan were subject to service-based and performance-based vesting conditions, which included a liquidity event condition. In certain cases the RSUs are also subject to certain other performance metrics. The liquidity event performance-based vesting condition was deemed probable of occurring upon the completion of the IPO. On that date we recorded cumulative stock-based compensation expense of $10.9 million using the accelerated attribution method. The remaining unrecognized stock-based compensation expense will be recorded over the RSUs remaining requisite service periods. Included within these amounts was $1.4 million for the RSUs subject to both the occurrence of a liquidity event and certain other performance metrics.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 Employee Stock Purchase Plan, (“ESPP”), which became effective on September 17, 2020. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on September 17, 2020, and will end on December 15, 2022 and the second offering period will begin on June 15, 2021. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.

The Company recognized stock-based compensation expense related to ESPP of $0.3 million during the three and nine months ended October 31, 2020. As of October 31, 2020, $0.6 million amount has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. As of October 31, 2020, there was $8.3 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 1.4 years.
There were no purchases for the three or nine months ended October 31, 2019 related to the ESPP.
Common Stock Transfers
During the nine months ended October 31, 2020 and 2019, certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded stock-based compensation of $0.3 million and $1.4 million for the nine months ended October 31, 2020 and 2019, respectively, in general and administrative expenses in the condensed consolidated statements of operations. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
During the three and nine months ended October 31, 2019, the Company facilitated a tender offer whereby certain existing investors commenced a tender offer to purchase shares of the Company’s common stock from certain employees and former employees of the Company, for $12.11683 per share, in cash. An aggregate of 1,686,446 shares of the Company’s common stock were tendered pursuant to the tender offer. During the three and nine months ended October 31, 2019, the Company recorded a total of $4.8 million in stock-based compensation related to the tender offer, comprised of $2.6 million in general and administrative expenses, $1.5 million in research and development expenses, $0.7 million in sales and marketing expenses, and less than $0.1 million in cost of revenue in the condensed consolidated statements of operations. The amounts recorded as stock-based compensation represent the difference between the amounts paid over the estimated fair value at the date of the transaction.
10. Income Taxes
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, adjusted for discrete items, if any, for the reporting period. The Company updates its estimate of the annual effective tax rate each quarter and records a cumulative adjustment in such period.
The Company recorded income tax expense of $0.4 million and less than $0.1 million for the three months ended October 31, 2020 and 2019, respectively, and $0.8 million and $0.4 million for the nine months ended October 31, 2020 and 2019, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the United States on March 27, 2020. The CARES Act did not have a material impact on the Company’s provision for income taxes for the nine months ended October 31, 2020.

11. Net Loss per Share
Basic net loss per share attributable to the Company’s common stockholders is computed by dividing the net loss attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position in each period presented.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(23,926)	$(28,619)	$(59,708)	$(57,621)
Weighted-average shares outstanding, basic and diluted	55,816	14,650	31,044	13,953
Net loss per share, basic and diluted	$(0.43)	$(1.95)	$(1.92)	$(4.13)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Stock options	25,234	28,556	25,234	28,556
RSUs	3,191	—	3,191	—
ESPP	44	—	44	—
Redeemable convertible preferred stock warrants	32	32	32	32
Shares subject to repurchase	166	436	166	436
Assumed options for Jask Labs acquisition	142	265	142	265
Issuable shares for Jask Labs acquisition	543	1,325	543	1,325
Redeemable convertible preferred stock	—	63,762	—	63,762
Total anti-dilutive securities	29,352	94,376	29,352	94,376

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated September 16, 2020 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31.
Overview
Sumo Logic is the pioneer of Continuous Intelligence, a new category of software, which enables organizations of all sizes to address the challenges and opportunities presented by digital transformation, modern applications, and cloud computing. Our Continuous Intelligence Platform enables organizations to automate the collection, ingestion, and analysis of application, infrastructure, security, and IoT data to derive actionable insights within seconds. Continuous Intelligence leverages AI/ML capabilities, and is provided as a multi-tenant cloud service that allows organizations to more rapidly deliver reliable applications and digital services, protect against modern security threats, and consistently optimize their business processes in real time. This empowers employees across all lines of business, development, IT, and security teams with the data and insights needed to address the technology and collaboration challenges required for modern business. With our Continuous Intelligence Platform, executives and employees have the intelligence they require to take prescriptive action in real time—a modern business imperative.
We generate revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. We recognize subscription revenue ratably over the term of the subscription, which is generally one year, but can be three years or longer. We offer multi-tiered paid subscription packages for access to our platform, the pricing for which differs based on a variety of factors, including volume of data to be ingested, duration of data retention, and breadth of access to platform features and functionalities. Our subscription packages encourage customers to expand their adoption of our platform by providing them with the flexibility to ingest and analyze large volumes of data and the ability to access a broad suite of platform features and functionalities without incurring overage fees, as well as insights into their usage patterns. We also deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service.
Our go-to-market strategy consists of self-service adoption through our website, an inside sales team, a field sales team, and a partner channel. We offer free trials that enable potential customers to experience the benefits of our platform, and we see significant conversion from our trial users to paid customers, with approximately one-third of our new customers in fiscal 2020 having been free trial users who converted into paying customers. We leverage our user community to proactively identify trends, gather global insights, and create new use cases, thereby empowering us to deliver out-of-the-box value to our customers. We employ a land-and-expand business model centered around our platform offerings, which have a rapid time to value for our customers and are easily extensible to multiple use cases across a business. We utilize the analytical capabilities of our platform and our customer success team to understand how our customers use, and how they would benefit from expanding their use of, our platform. This understanding helps us successfully upsell and cross sell to our existing customers.
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the nine months ended October 31, 2020 and 2019, our revenue was $148.5 million and $110.7 million, respectively, representing a period over period growth rate of 34%. We generated GAAP operating losses of $58.0 million and $58.8 million for the nine months ended October 31, 2020 and 2019, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses. We generated non-GAAP operating losses of $24.3 million and $39.1 million for the nine months ended October 31, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak and the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. We believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The recent global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. As businesses transition to the public cloud and with the increasing number of cloud-native businesses, continuous intelligence will become even more of a strategic imperative. We believe this growing adoption of cloud infrastructure across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of October 31, 2020, we had more than 2,100 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we expect that our ability to add new customers may be negatively impacted by current economic uncertainty in light of the COVID-19 pandemic. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
We define a customer as a separate legal entity, such as a company or an educational or government institution, that is under a paid contract with us or with which we are negotiating a renewal contract at the end of a given period. To the extent we are negotiating a renewal with a customer after the expiration of the contract, we continue to include that customer in our customer count if we are in active discussions for a renewal or upgrade. Given our historical experience of customer renewals, if we are in active discussions for a renewal or upgrade, we continue to include customers with expired contracts in our customer count until the customer either renews its contract or negotiations terminate without renewal. In situations where an organization has multiple subsidiaries or divisions that separately contract with us, we typically treat only the parent entity as the customer instead of treating each subsidiary or division as a separate customer. However, we count each purchaser of our self-service offering as a unique customer, regardless of other subscriptions such organization may have.
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate has fluctuated between approximately 120% and 130% for each of the past eleven quarters, though our dollar-based net retention rate is expected to decline below 120% in the short term because of the impact of the COVID-19 pandemic on our business and results of operations. In addition, our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 349 as of October 31, 2020 and 296 as of October 31, 2019.
We define ARR as the annualized recurring revenue run-rate from all customers that are under contract with us at the end of the period or with which we are negotiating a renewal contract. Given our historical experience of customer renewals, if we are in active discussions for a renewal, we continue to include customers with expired contracts in our ARR until the customer either renews its contract or negotiations terminate without renewal. For certain customers whose revenue may fluctuate from month to month based upon their specific contractual arrangements, we calculate ARR using the annualized monthly recurring revenue, or MRR, run-rate (MRR multiplied by 12). This enables us to calculate our anticipated recurring revenue for all customers based on our packaging and licensing models, which we believe provides a more accurate view of our anticipated recurring revenue.

We calculate our dollar-based net retention rate by first identifying customers, or the Base Customers, in a particular quarter, or the Base Quarter. We then divide the ARR attributable to the Base Customers in the same quarter of the subsequent year, or the Comparison Quarter, by the ARR attributable to those Base Customers in the Base Quarter. Our dollar-based net retention rate in a particular quarter is obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters.
Continued Investment in Technology Leadership and Innovation
We intend to extend our leadership position by continuing to innovate, bringing new technologies to market, honing best practices, and driving thought leadership. Our success depends, in part, on our ability to sustain innovation and technology leadership in order to maintain a competitive advantage. We expect to continue to invest in research and development to increase our revenue and achieve long-term profitability, and we intend to continue extending the applicability of our platform as well as improving the value of our offerings for our customers. We believe that our platform is highly differentiated and has broad applicability to a wide variety of use cases, and we will continue to invest in developing and enhancing platform features and functionality to further extend the adoption of our platform. Additionally, we will continue to evaluate opportunities to acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Once we complete acquisitions, we must successfully integrate and manage these acquisitions to realize their benefits.
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated revenue outside of the United States representing 14% and 15% of total revenue in the three months ended October 31, 2020 and 2019, respectively, and 15% and 16% of total revenue in the nine months ended October 31, 2020 and 2019 respectively. We believe that global demand for Continuous Intelligence and for the functionality of our platform will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, or APJ, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our over 175 international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Acquisition of Jask Labs
On October 25, 2019, we completed the acquisition of Jask Labs, a privately-held software company that offers a cloud-native security analytics solution. The acquisition brings together our platform, including our cloud SIEM and security compliance solutions, with Jask Labs’ security analytics solution to deliver an integrated, cloud-native security intelligence solution. The aggregate purchase consideration was $55.1 million, of which $11.2 million was paid in cash, $43.3 million was comprised of 3,573,659 shares of common stock, and $0.6 million was comprised of assumed options to purchase 265,075 shares of common stock.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one year, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted less than 1% of our total revenue for the nine months ended October 31, 2020 and 2019.
Cost of Revenue
Cost of revenue includes all direct costs to deliver and support our platform, including personnel and related costs, third-party hosting fees related to our cloud platform, amortization of internal-use software and acquired developed technology, as well as allocated facilities and IT costs.

As new customers purchase access to our platform and our existing customer base expands their utilization of our platform, we will incur greater cloud hosting costs related to the increased volume of data being hosted. We will continue to invest additional resources in our platform infrastructure and customer support organizations to expand the capabilities of our platform features and ensure that our customers are realizing the full benefit of our platform. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and has been and will continue to be affected by various factors, including the timing and amount of investments to maintain or expand our cloud hosting capability, the continued growth of our platform and customer support teams, increased compensation expenses, as well as amortization of costs associated with capitalized internal-use software and acquired intangible assets. We expect our gross profit to increase and our gross margin to increase modestly over the long term due to the continued growth in the use of our platform and cost efficiencies related to our cloud hosting services, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel and related expenses are the most significant component of operating expenses and consist of salaries, employee benefit costs, payroll taxes, bonuses, sales commissions, travel-related expenses, and stock-based compensation expense, as well as the allocated portion of overhead costs for facilities and IT. Operating expenses also include cloud infrastructure fees and other services related to staging and development efforts for our platform.
Research and Development
Research and development expenses consist primarily of costs related to research, design, maintenance, and minor enhancements of our platform that are expensed as incurred. These costs consist primarily of personnel and related expenses, including allocated overhead costs, contractor and consulting fees related to the design, development, testing, and enhancement of our platform, and software, hardware, and cloud infrastructure fees for staging and development related to research and development activities necessary to support growth in our employee base and in the adoption of our platform. We expect that our research and development expenses will increase in dollar value as we continue to increase our investments in our platform. However, we anticipate research and development expenses will decrease as a percentage of our revenue over the long term, although they may fluctuate as a percentage of our revenue from period to period depending on the timing of expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related expenses including allocated overhead costs and commissions, costs of general marketing and promotional activities, including free trials of our platform, fees for professional services related to marketing, and software and hardware to support growth in our employee base. Sales commissions earned by our sales force that are considered incremental costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. We expect that our sales and marketing expenses will increase in dollar value over the long term, though the dollar value of such expenses may fluctuate in the near term. We believe that sales and marketing expenses will continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts. We expect that our sales and marketing expenses will increase as a percentage of our revenue over the near term, but decrease over the long term, although they may fluctuate as a percentage of revenue from period to period depending on the timing of expenses.
General and Administrative
General and administrative expenses consist primarily of personnel and related expenses associated with our executive, finance, legal, human resources, information technology and security, and other administrative personnel. In addition, general and administrative expenses include non-personnel costs, such as fees for professional services such as external legal, accounting, and other consulting services, hardware and software costs, certain taxes other than income taxes, and overhead costs not allocated to other departments.

We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market, and increased expenses for insurance, investor relations, and fees for professional services. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue as our revenue grows over the long term, although they may fluctuate as a percentage of revenue from period to period depending on the timing of expenses.
Interest and Other (Expense) Income , Net
Interest and other (expense) income, net primarily consists of interest income and foreign currency transaction gains (losses).
Interest Expense
Interest expense primarily consists of interest incurred in connection with borrowings under our revolving line of credit facility.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Revenue	$51,868	$40,513	$148,485	$110,745
Cost of revenue(1)(2)	13,601	11,212	42,140	29,151
Gross profit	38,267	29,301	106,345	81,594
Operating expenses:
Research and development(1)	18,753	14,029	51,756	35,394
Sales and marketing(1)(3)	26,904	30,382	80,534	76,868
General and administrative(1)	15,507	14,193	32,096	28,141
Total operating expenses	61,164	58,604	164,386	140,403
Loss from operations	(22,897)	(29,303)	(58,041)	(58,809)
Interest and other (expense) income, net	(322)	726	(249)	1,611
Interest expense	(290)	(40)	(654)	(66)
Loss before provision for income taxes	(23,509)	(28,617)	(58,944)	(57,264)
Provision for income taxes	417	2	764	357
Net loss	$(23,926)	$(28,619)	$(59,708)	$(57,621)
____________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue(a)	$213	$50	$314	$96
Research and development(a)(b)	5,728	2,474	9,606	3,953
Sales and marketing(a)	4,747	1,960	7,863	3,866
General and administrative(a)	8,255	5,244	10,883	8,646
Total stock-based compensation	$18,943	$9,728	$28,666	$16,561
(a)See Note 9 to our condensed consolidated financial statements for the incremental stock-based compensation expense related to transfers of our common stock by our current and former employees to existing investors for amounts over the estimated fair value at the date of the transaction.
(b)See Note 9 to our condensed consolidated financial statements for the capitalized stock-based compensation expense related to internal-use software development costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$1,706	$342	$5,117	$562
Total amortization	$1,706	$342	$5,117	$562
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $4.5 million during the three months ended October 31, 2019, and $1.5 million and $4.5 million during the nine months ended October 31, 2020 and 2019, respectively, for additional compensation and other costs related to the employment status of certain current and former employees. Of the aggregate $6.0 million, approximately $4.5 million is expected to be paid a part of a signed settlement agreement. For more information, see the section titled “Legal Proceedings.”
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Cost of revenue	26	28	28	26
Gross profit	74%	72%	72%	74%
Operating expenses:
Research and development	36	35	35	32
Sales and marketing	52	75	54	69
General and administrative	30	35	22	25
Total operating expenses	118%	145%	111%	127%
Loss from operations	(44)	(72)	(39)	(53)
Interest and other (expense) income, net	(1)	2	—	1
Interest expense	—	—	(1)	—
Loss before provision for income taxes	(45)	(71)	(40)	(52)
Provision for income taxes	1	—	—	—
Net loss	(46)%	(71)%	(40)%	(52)%
____________
Note: Certain figures may not sum due to rounding.

Comparison of Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$51,868	$40,513	$11,355	28%
Revenue increased by $11.4 million, or 28%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. This increase included an increase in revenue from our current largest revenue customer, which represented $3.8 million in revenue for the three months ended October 31, 2020 compared to $3.0 million for the three months ended October 31, 2019. Excluding the revenue from this customer, the increase in revenue would still have been 28%. We estimate that over 90% of the increase in revenue was attributable to growth from existing customers, and the remaining less than 10% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased from 296 as of October 31, 2019 to 349 as of October 31, 2020.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$13,601	$11,212	$2,389	21%
Gross profit	38,267	29,301	8,966	31%
Gross margin	74%	72%
Cost of revenue increased by $2.4 million, or 21%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in cost of revenue was primarily due to an increase in amortization of acquired intangible assets of $1.4 million primarily as a result of our acquisition of Jask Labs in the third quarter of fiscal 2020 and a $1.1 million increase in third-party hosting fees and other services related to providing access to and supporting our platform. Our gross profit increased $9.0 million and gross margin increased 2% primarily as a result of an initiative to optimize our cloud infrastructure costs and platform efficiency.
Research and Development

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$18,753	$14,029	$4,724	34%
Percentage of revenue	36%	35%
Research and development expenses increased by $4.7 million, or 34% during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in research and development expenses was primarily driven by a $5.2 million increase in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, of which $3.3 million was related to stock-based compensation expense. This increase in personnel and related costs also included a $1.4 million decrease in capitalized internal-use software. In addition, this increase was partially offset by a $0.4 million decrease in software, hardware, and cloud infrastructure fees for staging and development as a result of an initiative to optimize our cloud infrastructure costs and platform efficiency.

Sales and Marketing

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$26,904	$30,382	$(3,478)	(11)%
Percentage of revenue	52%	75%
Sales and marketing expenses decreased by $3.5 million, or 11%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease in sales and marketing expenses was primarily driven by $4.5 million of compensation and other costs related to the employment status of certain current and former employees that was recorded during the three months ended October 31, 2019. In addition, we had a $1.2 million decrease in third-party public relations and marketing services, as well as other third-party professional services due to decreased spending related to the COVID-19 pandemic. These decreases were partially offset by a $2.0 million increase in personnel and related expenses, primarily related to stock-based compensation expense.
General and Administrative

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$15,507	$14,193	$1,314	9%
Percentage of revenue	30%	35%
General and administrative expenses increased by $1.3 million, or 9%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in general and administrative expenses was primarily driven by a $3.0 million increase in personnel and related expenses, primarily related to stock-based compensation expense, and in addition an increase of insurance, fees, and property taxes of $0.8 million. These increases were offset by a decrease in professional services of $2.6 million, primarily related to the acquisition-related expenses for our acquisition of Jask Labs in the third quarter of fiscal 2020.
Interest and Other (Expense) Income, Net

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(322)	$726	$(1,048)	(144)%
Interest and other (expense) income, net decreased by $1.0 million, or 144%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The decrease in interest and other (expense) income, net was driven by a decrease in interest income due to a decrease in our average cash and cash equivalents balance as well as lower interest rates compared to the prior period. The three months ended October 31, 2020 also included a loss on the fair value of our redeemable convertible preferred stock warrants of $0.2 million and realized foreign currency losses of $0.1 million.
Interest Expense

	Three Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$(290)	$(40)	$(250)	625%
Interest expense increased by $0.3 million during the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the current period.

Comparison of Nine Months Ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Revenue	$148,485	$110,745	$37,740	34%
Revenue increased by $37.7 million, or 34%, during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. This increase included an increase in revenue from our current largest revenue customer, which represented $12.0 million in revenue for the nine months ended October 31, 2020 compared to $6.7 million for the nine months ended October 31, 2019. Excluding the revenue from this customer, the increase in revenue for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 would have been 31%. We estimate that over 95% of the increase in revenue was attributable to growth from existing customers, and the remaining less than 5% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased from 296 as of October 31, 2019 to 349 as of October 31, 2020.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Cost of revenue	$42,140	$29,151	$12,989	45%
Gross profit	106,345	81,594	24,751	30%
Gross margin	72%	74%
Cost of revenue increased by $13.0 million, or 45%, during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in cost of revenue was primarily due to an $8.9 million increase in third-party hosting fees and other services related to providing access to and supporting our platform and an increase in amortization of acquired intangible assets of $4.6 million primarily as a result of our acquisition of Jask Labs in the third quarter of fiscal 2020. Our gross profit increased $24.8 million while gross margin decreased 2% primarily as a result of increased amortization of acquired intangible assets.
Research and Development

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Research and development	$51,756	$35,394	$16,362	46%
Percentage of revenue	35%	32%
Research and development expenses increased by $16.4 million, or 46%, during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in research and development expenses was primarily driven by a $16.2 million increase in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, of which $5.7 million was related to stock-based compensation expense. This increase in personnel and related costs also included a $2.9 million decrease in capitalized internal-use software.
Sales and Marketing

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Sales and marketing	$80,534	$76,868	$3,666	5%
Percentage of revenue	54%	69%

Sales and marketing expenses increased by $3.7 million, or 5%, during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in sales and marketing expenses was primarily driven by a $9.0 million increase in personnel and related expenses associated with fluctuations in headcount, including an increase in allocated overhead costs, of which $4.0 million was related to stock-based compensation expense. This increase was offset by a $2.1 million decrease in travel related expenses due to the COVID-19 pandemic, as well as a non-recurring $3.0 million expense related to compensation and other costs related to the employment status of certain current and former employees recorded during the nine months ended October 31, 2019. In addition, we had a $2.2 million increase in software and cloud hosting fees for our customer free trials and customer proofs of value, which was offset by a $2.3 million decrease in third-party public relations, marketing services, and professional services as a result of our annual user conference, Illuminate, being held virtually in fiscal 2021 as well as other decreased spending related to the COVID-19 pandemic.
General and Administrative

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
General and administrative	$32,096	$28,141	$3,955	14%
Percentage of revenue.	22%	25%
General and administrative expenses increased by $4.0 million, or 14%, during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in general and administrative expenses was primarily driven by a $5.3 million increase in personnel and related expenses that were associated with an increase in cost per head and fluctuations in headcount, of which $2.2 million was related to stock-based compensation expense. In addition, we had an increase in insurance, fees, and property taxes of $0.8 million. These increases were partially offset by a decrease in professional services of $2.6 million, primarily related to the acquisition-related expenses for our acquisition of Jask Labs in the third quarter of fiscal 2020.
Interest and Other (Expense) Income, Net

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(249)	$1,611	$(1,860)	(115)%
Interest and other (expense) income, net decreased by $1.9 million, or 115%, during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The decrease in interest and other (expense) income, net was primarily driven by a decrease in interest income due to a decrease in our average cash and cash equivalents balance as well as lower interest rates compared to the prior period. The nine months ended October 31, 2020 also included a loss on the fair value of our redeemable convertible preferred stock warrants of $0.3 million and realized foreign currency losses of $0.2 million.
Interest Expense

	Nine Months Ended October 31,
	2020	2019	Change	% Change
	(dollars in thousands)
Interest expense	$(654)	$(66)	$(588)	891%
Interest expense increased by $0.6 million during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the current period.

Non-GAAP Financial Measures
In addition to our financial information presented in accordance with GAAP, we believe the following non-GAAP financial measures are useful to investors in evaluating our operating performance. We use the following non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, may be helpful to investors because they provide consistency and comparability with past financial performance and meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. The non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as analytical tools, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP financial measures used by other companies. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business. We use these non-GAAP financial measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense recorded to cost of revenue and amortization of acquired intangible assets.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)
Gross profit	38,267	29,301	106,345	81,594
Add: Stock-based compensation expense	213	50	314	96
Add: Amortization of acquired intangible assets	1,706	342	5,117	562
Non-GAAP gross profit	$40,186	$29,693	$111,776	$82,252

Gross margin	74%	72%	72%	74%
Non-GAAP gross margin	77%	73%	75%	74%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)
Loss from operations	$(22,897)	$(29,303)	$(58,041)	$(58,809)
Add: Stock-based compensation expense	18,943	9,728	28,666	16,561
Add: Amortization of acquired intangible assets	1,706	342	5,117	562
Add: Acquisition-related expenses	—	2,626	—	2,626
Non-GAAP operating loss	$(2,248)	$(16,607)	$(24,258)	$(39,060)

Operating margin	(44)%	(72)%	(39)%	(53)%
Non-GAAP operating margin	(4)%	(41)%	(16)%	(35)%
Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(23,926)	$(28,619)	$(59,708)	$(57,621)
Add: Stock-based compensation expense	18,943	9,728	28,666	16,561
Add: Amortization of acquired intangible assets	1,706	342	5,117	562
Add: Acquisition-related expenses	—	2,626	—	2,626
Non-GAAP net loss	$(3,277)	$(15,923)	$(25,925)	$(37,872)

Free Cash Flow
We define free cash flow as cash used in operating activities less purchases of property and equipment and capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors, and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Cash used in operating activities	$(18,299)	$(14,223)	$(46,205)	$(29,765)
Less: Capital expenditures	(168)	(278)	(358)	(1,949)
Less: Capitalized internal-use software costs	(246)	(1,671)	(1,205)	(4,292)
Free cash flow	$(18,713)	$(16,172)	$(47,768)	$(36,006)

Cash used in investing activities	$(414)	$(9,279)	$(1,563)	$(14,501)
Cash provided by financing activities	$328,141	$1,101	$353,858	$109,602
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $377.2 million as of October 31, 2020. In the third quarter of fiscal 2021, we received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million, including the exercise of the underwriters’ option to purchase additional shares. As of October 31, 2020, we had $407.5 million in cash and cash equivalents.
We believe our existing cash and cash equivalents and cash provided by sales of access to our platform will be sufficient to meet our projected operating requirements for at least the next 12 months, despite the uncertainty in the changing market and economic conditions as a result of the COVID-19 pandemic, which may have an impact on our available cash due to customer requests for extended payment terms or better pricing. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewals, billing timing and frequency, pricing changes, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality, the continued market adoption of our platform, and the impact of the COVID-19 pandemic on our business and results of operations, the business of our customers, and the economy. We may in the future pursue acquisitions of businesses, technologies, assets, and talent.
On January 31, 2016, we entered into a Loan and Security Agreement with Silicon Valley Bank, as amended prior to June 2020, or the SVB Agreement. The SVB Agreement was amended in June 2020 to, among other things, extend the maturity date through June 26, 2022, which we refer to as the Amended SVB Agreement. Under the SVB Agreement, as amended prior to June 2020, we could borrow up to $25 million, and the Amended SVB Agreement increased the borrowing amount to $50 million. Interest on any drawdown under the revolving line of credit in the Amended SVB Agreement accrues at the prime rate plus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 5.25% or 4.75% floor depending on the adjusted quick ratio. The agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: sell or otherwise dispose of our business or property; change our business, liquidate, or dissolve or undergo a change in control; enter into mergers, consolidations, and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. Pursuant to the Amended SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The Amended SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. In March 2020, we borrowed $24.3 million under the SVB Agreement as a precautionary measure in order to increase liquidity and preserve financial flexibility in light of current uncertainties resulting from the COVID-19 pandemic. During the the three months ended October 31, 2020, we repaid the outstanding balance under the SVB Agreement.

We typically invoice our subscription customers annually in advance, and in certain cases, we invoice up front for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2020, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $234.4 million, of which we expect to recognize revenue of $139.9 million over the next 12 months, with the remaining balance recognized thereafter. As of October 31, 2020, we had deferred revenue of $90.4 million, of which $88.6 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,205)	$(29,765)
Investing activities	$(1,563)	$(14,501)
Financing activities	$353,858	$109,602
Operating Activities
Our largest source of operating cash is cash collections from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting and software costs. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from equity financings.
Cash used in operating activities for the nine months ended October 31, 2020 of $46.2 million consisted of our net loss of $59.7 million, adjusted for non-cash charges of $43.2 million and net cash outflows of $29.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $28.7 million, amortization of deferred sales commissions of $8.1 million, and depreciation and amortization of $6.2 million. Changes in operating assets and liabilities primarily reflected a $17.7 million increase in deferred sales commissions due to commissions paid on new bookings, a $14.7 million increase in accounts receivable due to new billings being greater than collections during the period, and a $2.3 million increase in prepaid expenses related to the timing of advance payments to vendors and amortization of prior amounts paid. These changes were partially offset by a $2.4 million increase in other noncurrent liabilities for payroll taxes, which were deferred under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a $1.7 million increase in deferred revenue resulting from increased billings for subscriptions, and a $1.6 million increase in accounts payable and accrued expenses due to timing of payments to vendors.
Cash used in operating activities for the nine months ended October 31, 2019 of $29.8 million consisted of our net loss of $57.6 million, adjusted for non-cash charges of $24.9 million and net cash inflows of $3.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $16.6 million, amortization of deferred sales commissions of $6.4 million, and depreciation and amortization of $1.9 million. Changes in operating assets and liabilities primarily reflected a $12.4 million increase in deferred revenue resulting from increased billings for subscriptions and a $5.2 million increase in accounts payable and accrued expenses due to timing of payments to vendors. These changes were partially offset by a $10.6 million increase in deferred sales commissions due to commissions paid on new bookings and a $5.0 million increase in accounts receivable due to new billings being greater than collections during the period.

Investing Activities
Cash used in investing activities for the nine months ended October 31, 2020 of $1.6 million primarily consisted of $1.2 million of capitalized internal-use software costs.
Cash used in investing activities for the nine months ended October 31, 2019 of $14.5 million consisted of $8.3 million in cash paid for acquisitions net of cash and restricted cash acquired, $4.3 million of capitalized internal-use software costs, and $1.9 million in purchases of property and equipment related to leasehold improvements and purchases of furniture and computers for new employees.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2020 of $353.9 million primarily consisted of proceeds from the completion of our IPO of $349.2 million, net of underwriting discounts, and proceeds from common stock option exercises of $6.1 million. We also borrowed and repaid the outstanding balance under the SVB Agreement.
Cash provided by financing activities for the nine months ended October 31, 2019 of $109.6 million primarily consisted of net proceeds from the issuance of Series G redeemable convertible preferred stock of $106.1 million and proceeds from common stock option exercises of $3.6 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at January 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Year
	(in thousands)
Operating lease commitments.	$10,901	$3,107	$5,958	$1,836	$—
Hosting commitments	63,228	36,950	26,278	—	—
Other commitments	1,014	—	1,014	—	—
Total	$75,143	$40,057	$33,250	$1,836	$—

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts.
In March 2020, we borrowed $24.3 million under the SVB Agreement. During the three months ended October 31, 2020 the Company repaid the outstanding balance under this facility.
In July 2020, we entered into an amended hosting agreement effective August 2020. Under the amended agreement, we have committed to spend $220.0 million between August 2020 and January 2024 for our hosting agreement ($90.0 million between August 2020 and January 2022, $60.0 million between February 2022 and January 2023, and $70.0 million between February 2023 and January 2024).
In August 2020, we agreed to assume additional office space at our corporate headquarters. The minimum lease payments for the additional space are $3.9 million through April of 2023.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, our directors and certain employees, and other parties with respect to certain matters. Some of these indemnification provisions do not provide for a maximum potential amount of future payments we could be obligated to make. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss, or condensed consolidated statements of cash flows.

Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In preparation of these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by management; therefore, actual results could differ from the estimates made by management. We refer to accounting estimates of this type as critical accounting policies and estimates.
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Prospectus. There have been no significant changes to these policies for the nine months ended October 31, 2020 except as described in the section titled “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of October 31, 2020, we had $400.2 million of cash equivalents invested in money market funds and $0.3 million of restricted cash due to the outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Gains or losses due to transactions in foreign currencies are included in interest and other (expense) income, net in our condensed consolidated statements of operations.
The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our chief executive officer and chief financial officer concluded that, as of October 31, 2020, our disclosure controls and procedures were effective at the reasonableness assurance level.
Remediation Efforts on Previously Identified Material Weakness
In connection with the audit of our consolidated financial statements as of and for the fiscal year ended January 31, 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified occurred because we had not designed and maintained effective controls over certain aspects of our information technology systems. More specifically, we did not design and maintain effective user access controls to adequately restrict user and privileged access to financial enterprise resource planning applications, including ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and the monitoring of system changes. This material weakness did not result in any errors to the consolidated financial statements as of and for the fiscal year ended January 31, 2020.
To address this material weakness, we took actions to improve our control environment related to certain aspects of our information technology systems, which included the following:
•Implemented restrictions on user and privileged access by removing administrator access and implementing new and or updated user roles for Finance users.
•Established additional controls over the preparation and review of journal entries, including a customized journal entry approval flow.
•Established additional controls over the monitoring of system changes around the financial enterprise resource planning application.
As of October 31, 2020, management believes that these and other actions taken have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously-identified material weakness in our internal control over financial reporting has been remediated. However, while the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.

Inherent Limitation on the Effectiveness of Internal Control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. For example, in September 2019, attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which we disputed. In response, we mediated the dispute, and in August 2020, we entered into a settlement agreement with the purported class counsel to resolve the dispute, which is being handled in arbitration and will result in us paying approximately $4.5 million to resolve the class-wide claims, subject to final approval by the arbitrator, including claims for employee misclassification and related federal and state claims, civil penalties under California’s Private Attorneys General Act of 2004, as well as claims for failure to pay overtime, provide meal and rest breaks, pay timely wages, and provide accurate wage statements, and claims for alleged unlawful business practices.
We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, results of operations, financial condition or cash flows. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock risky include, among other things:
•Our revenue growth rate and financial performance in recent periods may not be indicative of future performance, and we expect our revenue growth rate to decline compared to prior fiscal years;
•We have a history of net losses and we may not be able to achieve or maintain profitability in the future;
•We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations;
•The markets for our offerings are evolving, and our future success depends on the growth of these markets and our ability to adapt to keep pace, and respond effectively to evolving markets;
•We may fail to cost-effectively acquire new customers or obtain renewals, upgrades or expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations;
•Changes to our packaging and licensing models could adversely affect our ability to attract or retain customers;
•Our results of operations vary and are unpredictable from period to period, which could cause the market price of our common stock to decline;
•The recent global COVID-19 pandemic has harmed and could continue to harm our business and results of operations;

•Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense;
•The loss of, or a significant reduction in use of our platform by, our largest customers would result in lower revenue and harm to our results of operations; and
•Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance, and we expect our revenue growth rate to decline compared to prior fiscal years.
We have experienced rapid revenue growth in recent periods. For example, our revenue was $67.8 million, $103.6 million, and $155.1 million for the years ended January 31, 2018, 2019 and 2020, and was $110.7 million and $148.5 million for the nine months ended October 31, 2019 and 2020, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and are likely to decline, due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $32.4 million, $47.8 million, and $92.1 million for the years ended January 31, 2018, 2019 and 2020, and $57.6 million and $59.7 million for the nine months ended October 31, 2019 and 2020, respectively. As of October 31, 2020, we had an accumulated deficit of $377.2 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.
The markets in which we operate are competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing offerings. Our business model of delivering continuous intelligence through the cloud is still relatively new and has only recently gained market traction. Moreover, many established businesses are aggressively competing against us and have offerings that have functionalities similar to those of our platform. We expect competition to increase as other established and emerging companies enter this market, as customer requirements evolve, and as new offerings and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position would weaken, and our business, financial condition, and results of operations would be adversely affected.
Our competitors and potential competitors include providers of tools such as analytics, enterprise and open source search, SIEM, monitoring, and other software offerings that customers may perceive as substitutes for our platform. Our primary competitors include Splunk and Elastic. Other competitors include Datadog and New Relic, cloud infrastructure providers such as Amazon Web Services, Microsoft Azure, or Azure, Google Cloud Platform, or GCP, and various private companies.
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:
•greater name recognition, longer operating histories, and larger customer bases;
•larger sales and marketing budgets and resources;

•broader distribution and established relationships with channel partners and customers;
•greater customer support resources;
•greater resources to make acquisitions and enter into strategic partnerships;
•lower labor and research and development costs;
•larger and more mature intellectual property rights portfolios; and
•substantially greater financial, technical, and other resources.
Conditions in our market could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, or continuing market consolidation. New start-up companies that innovate and competitors that are making significant investments in research and development may invent similar or superior offerings and technologies that compete with our offerings. Potential customers may also believe that substitute technologies which have similar functionality or features as our platform are sufficient, or they may believe that point solutions that address narrower segments overall are nonetheless adequate for their needs. Some of our current or potential competitors have made or could make acquisitions of businesses or establish cooperative relationships that may allow them to offer more directly competitive and comprehensive offerings than were previously offered and adapt more quickly to new technologies and customer needs.
Additionally, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future, including from new and emerging companies, which could lead to increased pricing pressures. Our competitors vary in size, and some may have substantially broader and more diverse offerings, which may allow them to leverage their relationships based on other offerings or incorporate functionality into existing offerings to gain business in a manner that discourages users from purchasing access to our platform, including through selling at zero or negative margins, offering concessions, bundling offerings, or maintaining closed technology platforms. In addition, certain customer segments and industries have been more severely impacted by the ongoing effects of the COVID-19 pandemic, such as small- and mid-market businesses and certain industries including manufacturing, transportation, travel, and retail, which may lead to increased pricing pressure, increased customer churn, or a reduced ability or willingness to replace a competitor’s offering with our platform. Any decrease in the subscriptions prices for our platform, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely affected by a shift towards lower-tiered subscription packages. If we are unable to maintain our pricing or market share due to competitive pressures or other factors, our business, financial condition, and results of operations would be adversely affected.
The markets for our offerings are evolving, and our future success depends on the growth of these markets and our ability to adapt, keep pace, and respond effectively to evolving markets.
The markets for our offerings are in a relatively early stage of development, and it is uncertain whether these markets will grow, and even if they do grow, how rapidly they will grow, how much they will grow, or whether our platform will be widely adopted. As such, any predictions or forecasts about our future growth, revenue, and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable markets. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and the offerings of our competitors.
Our success will depend, in part, on market acceptance and the widespread adoption of our cloud-native platform as an alternative to on-premise offerings, and selection of our platform over competing cloud offerings that may have similar functionality. Cloud technologies are still evolving and we cannot predict marketplace acceptance of our platform or the development of offerings based on entirely new technologies. Many organizations have invested substantial resources into on-premise systems and may be reluctant or unwilling to migrate to our cloud-native platform. Our market is subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. Demand for our offering is affected by a number of factors beyond our control, including the timing of development and release of new offerings by our competitors, technological change, and growth or contraction in our market generally.
We expect the proliferation of data to lead to an increase in the data analysis demands of our customers, and our platform may not be able to meet those demands or may not be chosen by users for those needs. We have in the past experienced delays in launching additional platform features or enhanced functionality because of the swiftly changing technological landscape and evolving customer demands. Particularly as a result of the broadly applicable nature of our platform, innovation across the IT infrastructure, architecture, stack components, or IT environment can all impact the adoption rates for our platform. Our success will depend, in part, on our ability to enhance our platform, including timely developing and introducing new platform features that keep pace with technological and competitive developments, expand the use cases for our platform, and respond to changing customer needs, requirements, and preferences. It is difficult to predict customer demand for our platform or for Continuous Intelligence offerings generally, the size and growth rate of this market, the success of competitive offerings, or shifts in customer preferences. If the market for Continuous Intelligence does not grow, or if we are unable to adapt, keep pace, and respond effectively to the evolution of this market, our business, financial condition, and results of operations would be adversely affected.
We may fail to cost-effectively acquire new customers or obtain renewals, upgrades, or expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations.
Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our inability to convert new organizations into paying customers, our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to develop or expand relationships with channel or technology partners, our inability to convert initial adoption into ongoing utilization of our platform, and our failure to successfully deliver our platform and provide quality customer support once delivered.
Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms, or may decide to downgrade their subscriptions. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payments terms or better pricing. We believe that the COVID-19 pandemic has also caused delays in renewal decisions for some of our existing customers, has reduced effectiveness of our sales and marketing efforts, and has reduced the duration of subscriptions. In addition, the COVID-19 pandemic could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our packaging and licensing models, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to continue to maintain or improve our dollar-based net retention rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our dollar-based net retention rate decreases, our business, financial condition, and results of operations would be adversely affected.
In addition, our ability to expand our relationship with our customers depends in large part on our ability to enhance and improve our platform, introduce compelling new features, and address additional use cases. The success of any new or enhanced platform features depends on several factors, including market demand for the enhanced features, timely completion and delivery, adequate quality testing, integration of our platform with existing technologies and applications, and competitive pricing. If we are unable to successfully develop new platform features, enhance our existing platform features to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be adversely affected. If our customers do not renew, upgrade, or expand their subscriptions, renew their subscriptions on less favorable terms, or fail to increase adoption of our platform, including tiered or premium features, our business, financial condition, and results of operations would be adversely affected.
Changes to our packaging and licensing models could adversely affect our ability to attract or retain customers.
We offer flexible, multi-tiered packaging and licensing models for our platform, including subscriptions and premium add-ons. We are continuing to iterate and optimize our packaging and licensing models as we evaluate customer preferences, needs, and use of our platform, and expect that our packaging and licensing models will continue to evolve. Many factors could significantly affect our pricing strategies, including operating costs, our competitors’ pricing and marketing strategies, customer use patterns, and general economic conditions. We may face downward pressure from our customers regarding our pricing and competitors with different pricing models may attract customers that are uncomfortable with our multi-tiered packaging and licensing models, which would cause us to lose business or modify our packaging and licensing models, both of which could adversely affect our business, financial condition, and results of operations. Changes to our packaging and licensing models may also affect our revenue recognition and other accounting policies, which may adversely affect our results of operations in any given fiscal period.

Certain of our competitors or potential competitors offer, or may in the future offer, lower-priced point solutions or a broader range of platform features. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new customers at a lower cost than us. Moreover, our customers may demand substantial price discounts as part of the negotiation of subscription contracts. There can be no assurance that we will not be forced to reduce the pricing for our platform or to increase our sales and marketing and other expenses to attract and retain customers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, or modify existing packaging and licensing models, any of which may not ultimately be successful in attracting and retaining customers. In addition, if the features on our platform change, then we may need to revise our packaging and licensing methodologies. Any such changes to our packaging and licensing models or our ability to efficiently price our platform could adversely affect our business, financial condition, and results of operations.
Our results of operations vary and are unpredictable from period to period, which could cause the market price of our common stock to decline.
Our results of operations may fluctuate from period to period as a result of a number of factors, many of which are outside of our control and may be difficult to predict. Some of the factors that may cause our results of operations to fluctuate from period to period include:
•market acceptance and the level of demand for our platform;
•the quality and level of our execution of our business strategy and operating plan;
•the effectiveness of our sales and marketing programs;
•the length of our sales cycle, including the timing of renewals;
•our ability to attract new customers and convert our pipeline into paying customers, particularly large enterprises;
•our ability to retain customers and expand their adoption of our platform, particularly our largest customers;
•our ability to successfully expand internationally and penetrate key markets;
•technological changes and the timing and success of new or enhanced platform features by us or our competitors or any other change in the competitive landscape of our market;
•changes in deferred revenue and remaining performance obligations due to seasonality, the timing of renewals, average contract term, or the timing of software revenue recognition, all of which may impact implied growth rates;
•changes to our packaging and licensing models, which may impact the timing and amount of revenue recognized;
•increases in and the timing of operating expenses that we may incur to grow our operations and to remain competitive;
•pricing pressure as a result of competition or otherwise;
•seasonal buying patterns;
•delays in our sales cycle, decreases in sales to new customers, and reductions in upselling and cross-selling to existing customers due to the impact on global business and IT spending as a result of the COVID-19 pandemic;
•the implementation of cost-saving activities as a result of the COVID-19 pandemic, including the effect of a hiring pause or headcount reductions;
•the impact and costs, including those with respect to integration, related to the acquisition of businesses, talent, technologies, or intellectual property rights;
•changes in the legislative or regulatory environment;
•adverse litigation judgments, settlements, or other litigation-related costs; and

•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, we generally experience seasonality in terms of when we enter into agreements with customers, and our quarterly results of operations generally fluctuate from quarter to quarter depending on customer buying habits. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize subscription revenue ratably over the term of the subscription, which is generally one year, but can be three years or longer. We expect that seasonality will continue to affect our results of operations in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.
The variability of our results of operations or other operating estimates could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline, and we could face costly lawsuits, including securities class action suits.
The recent global COVID-19 pandemic has harmed and could continue to harm our business and results of operations.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused extreme societal, economic, and financial market volatility, resulting in business shutdowns and potentially leading to a global economic downturn. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and has had several effects on our business and results of operations, including, among other things:
•negatively impacting global IT spending, which has adversely affected demand and may continue to adversely affect demand for our platform, caused potential customers to delay or forgo purchases of subscriptions to our platform, and caused some existing customers to fail to renew subscriptions, reduce their usage, or fail to expand their usage of our platform within their organizations; and
•restricting our sales operations and marketing efforts, including limiting the ability of our sales force to travel to existing customers and potential customers, and reducing the effectiveness of such efforts in some cases.

The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including delaying or lengthening our sales cycle, increasing customer churn, delaying collections or resulting in an inability to collect accounts receivable as a result of extended payment terms, concessions, or customer inability to pay, causing some of our customers to go out of business, and disrupting our ability to develop new offerings and enhance existing offerings, market and sell our platform, and conduct business activities generally.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. In particular, governmental authorities have instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located, which policies require most of our employees to work remotely. Even once shelter-in-place policies or other governmental restrictions are lifted, we expect to take a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact employee productivity, training, and collaboration or otherwise disrupt our business operations. The extent and duration of working remotely may expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, in the first half of fiscal 2021, we took a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including effecting a hiring pause, implementing a reduction in executive salaries, and implementing headcount reductions across our company, and we may be required to take similar actions in the future.
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and channel partners. Other disruptions or potential disruptions include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense.
Our quarterly results of operations fluctuate, in part, because of the resource intensive nature of our sales efforts and the length and variability of our sales cycle. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can vary substantially from customer to customer based on customer size, deal complexity, as well as whether a sale is made directly by us or through a channel partner. We recently expanded our packaging and licensing model. Our limited experience marketing and selling under this packaging and licensing model may affect the length of our sales cycle and our ability to predict the length of our sales cycle or the anticipated size of potential subscriptions. Our sales cycle can vary considerably, and may be lengthened and made more uncertain by regional or global events, such as the COVID-19 pandemic. Such events have resulted in and may continue to cause a general reduction in IT spending by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large enterprises. In addition, our results of operations depend, in part, on subscription renewals from customers and increasing sales to our existing customers, which may also be reduced as a result of regional or global events. If a customer does not renew on time or as expected, it can negatively affect our revenue for a given period. It is difficult to predict exactly whether or when we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, initial sales or renewals have, in some cases, occurred in quarters subsequent to what we anticipated, or have not occurred at all. The loss or delay of one or more transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.
The loss of, or a significant reduction in use of our platform by, our largest customers would result in lower revenue and harm our results of operations.
Our future success depends, in part, on establishing and maintaining successful relationships with a diverse set of customers. Our largest customers come from a variety of industries, including industries that are subject to significant fluctuations in their business, which may result in fluctuations in their use of our platform and the revenue we generate from them. Certain larger customers can also have greater variability in the revenue we generate from them because of the nature of their specific contractual arrangements or use cases with us, which could impact our results of operations, as well as ARR, dollar-based net retention rate, and other business metrics. For example, our current largest revenue customer is in the digital entertainment industry, which is characterized by significant revenue volatility and intense competition, and its business is affected by the timing of its feature releases, consumer preferences and actions by and disputes with other parties in its ecosystem. As a result, we have in the past and may in the future experience revenue variability and unpredictability from this customer from period to period as its business fluctuates. Further, certain customer industries have been more severely impacted by the ongoing effects of the COVID-19 pandemic, such as manufacturing, transportation, travel, and retail, leading to increased fluctuations in their business and their adoption of our platform. The loss of one or more large customers or a reduction in usage by any such customers would reduce our revenue and negatively impact forecasts of future growth, ARR, dollar-based net retention rate, and other business metrics. The portion of our revenue attributable to individual customers may increase in the future, which would increase our dependency on a limited number of customers for a larger portion of our revenue. If we fail to maintain relationships with existing large customers or develop relationships with new customers that generate significant revenue for us, our business, financial condition, and results of operations would be harmed.
Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data, or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our platform. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations.
We have taken steps to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient and breached as a result of third-party action, employee errors, technological limitations, defects or vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with our employees currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, and security of our data and our customers’ data, but our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we have recently seen an increase in phishing attempts and spam emails in connection with the COVID-19 pandemic.
Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, harm our reputation and brand, reduce the demand for our platform, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and orders, disputes, investigations, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation, any of which could adversely affect our results of operations. In addition, our remediation efforts may not be successful. We cannot ensure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers, and other contracts for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.
Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. Accordingly, security incidents experienced by our competitors, by our customers or by us may lead to negative publicity. Further, if a security breach occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of software delivered through the cloud generally, which could adversely impact our ability to retain existing customers or attract new ones, which could adversely affect our business, financial condition, and results of operations.
Moreover, our insurance coverage may not be adequate for liabilities incurred or cover any indemnification claims against us relating to any security incident or breach or an insurer may deny coverage of claims. In the future, we may not be able to secure insurance for such matters on commercially reasonable terms, or at all. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition, and results of operations.
Real or perceived defects, errors, or vulnerabilities in our platform could harm our reputation and adversely affect our business, financial condition, and results of operations.
Our platform is complex and, despite extensive testing and quality control, has in the past and may in the future contain defects, errors, or vulnerabilities, or may not perform as contemplated. These defects, errors, or vulnerabilities could result in exposure of data, data loss, data leakage, unanticipated downtime, or other events that would result in harm to our reputation, loss of customers or revenue, refunds, order cancellations, service terminations, or lack of market acceptance of our platform. Cloud-based services often contain undetected defects, errors, or vulnerabilities when first introduced or when new versions or enhancements are released. As the use of our platform, including features that were recently developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, reputational risk, or liability should our platform fail to perform as contemplated in such deployments. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. We have in the past and may in the future identify defects, errors, or vulnerabilities, which could inadvertently permit access to or exposure of customer data. Any such defects, errors, or vulnerabilities would require us to make corrections to our platform, which could require us to allocate significant research and development and customer support resources to address any such problems. Further, as we make acquisitions, we may encounter difficulties in integrating acquired technologies into our services and in augmenting those technologies to meet the quality standards that are consistent with our brand and reputation.
Our agreements with customers, channel partners, and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred in connection with any such defects or errors on our platform, or other liabilities relating to or arising from our platform. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition, and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to such claims. In addition, although we carry general liability insurance, our insurance against this liability may not be adequate to cover a potential claim, and such coverage may not be available to us on acceptable terms, or at all. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party, our reputation, or demand for our platform. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
We rely on Amazon Web Services to deliver our platform to our customers, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.
Amazon Web Services, or AWS, is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our cloud-native platform to AWS. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our cloud-native platform for any of the foregoing reasons would adversely impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
Our commercial agreement with AWS will remain in effect until the completion of its term or if terminated by AWS or us for cause upon a breach of the agreement. Termination upon a material breach is subject to providing the breaching party prior notice and a 30-day cure period. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
We depend on our sales force, and we may fail to attract, retain, motivate, or train our sales force, which could adversely affect our business, financial condition, and results of operations.
We depend on our sales force to obtain new customers and to drive additional sales to existing customers by selling them new subscriptions and expanding the value of their existing subscriptions. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our decision to hire and success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. Our hiring, training, and retention efforts have been, and may further be, hindered by the constraints placed on our business as a result of the COVID-19 pandemic, including measures that we take proactively and those that are imposed upon us by government authorities. New hires require significant training and may take significant time before they achieve full productivity, and our remote and online onboarding and training processes may be less effective and take longer. Further, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to attract, retain, motivate, and train sufficient numbers of effective sales personnel, our sales personnel do not reach significant levels of productivity in a timely manner, or our sales personnel are not successful in bringing potential customers into the pipeline, converting them into new customers, or increasing sales to our existing customer base, our business, financial condition, and results of operations would be adversely affected.
We utilize free trials and other go-to-market strategies, and we may not be able to realize the benefits of these strategies.
We utilize lead generation and other go-to-market strategies, including offering free trials of our platform, to encourage awareness, usage, familiarity with, and adoption of our platform. We spend a substantial amount of time and resources on our sales efforts without any assurance that our efforts will produce a sale. We also rely on our sales and marketing teams to promote and market our platform. These strategies may not be successful in continuing to generate sufficient sales opportunities necessary to increase our revenue. Many users of free trials of our platform never become paying customers. To the extent that users do not become, or we are unable to successfully attract, paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.
If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business, financial condition, and results of operations could be adversely affected.
Our success depends, in part, on our ability to attract users through unpaid Internet search results. The number of potential customers that we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could negatively impact our ability to attract new customers or require us to increase our customer acquisition expenditures, which could adversely affect our business, financial condition, and results of operations.
We may be unable to build and maintain successful relationships with our channel partners or such channel partners may fail to perform, which could adversely affect our business, financial condition, results of operations, and growth prospects.
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors, resellers, managed service providers, and managed security service providers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our platform, but there can be no assurance that these steps will be effective, and restrictions on travel and other limitations as a result of the COVID-19 pandemic undermine our efforts to provide training and build relationships. In addition, if our channel partners are unsuccessful in marketing and selling access to our platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our platform to customers.
Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own, or may cease selling access to our platform altogether. Our channel partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our platform to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners, and training our channel partners to independently sell access to our platform. If our channel partners are unsuccessful in selling access to our platform, or if we are unable to enter into arrangements with or retain a sufficient number of high quality channel partners in each of the regions in which we sell access to our platform and keep them motivated to sell access to our platform, our business, financial condition, results of operations, and growth prospects could be adversely affected.

Our ability to increase sales depends, in part, on the quality of our customer support, and our failure to offer high quality support would harm our reputation and adversely affect our business and results of operations.
Our customers sometimes depend on our technical support services to resolve issues relating to our platform. If we do not succeed in helping our customers quickly resolve issues or provide effective ongoing education related to our platform, our reputation could be harmed and our existing customers may not renew or upgrade their subscriptions. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support resources, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our platform, will be adversely affected. Our failure to provide and maintain high quality customer support would harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
Our international operations and continued international expansion subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations.
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2018, 2019, and 2020, and 16% and 15% for the nine months ended October 31, 2019 and 2020, respectively. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
Additionally, our international sales and operations are subject to a number of risks, including the following:
•greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;
•higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;
•differing labor regulations, especially in the European Union, or EU, where labor laws may be more favorable to employees;
•challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;
•management communication and integration problems resulting from language and cultural differences and geographic dispersion;
•costs associated with language localization of our platform;
•risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our platform that may be required in foreign countries;
•greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, export quotas, customs duties, treaties, and other trade restrictions;
•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to data privacy, data protection, and data security regulations, particularly in the EU;
•compliance with anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. Travel Act, and the UK Bribery Act 2010, violations of which could lead to significant fines, penalties, and collateral consequences for our company;
•risks relating to the implementation of exchange controls, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures;

•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;
•the uncertainty of protection for intellectual property rights in some countries;
•exposure to regional or global public health issues, such as the recent outbreak of the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
•general economic and political conditions in these foreign markets, including political and economic instability in some countries;
•foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States; and
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.
These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business, financial condition, and results of operations.
We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations.
We are a rapidly growing company, and our future growth depends, in part, on our ability to continue to meet the expanding needs of our customers and to attract new customers. Our customer count changed from 1,626 as of January 31, 2018 to 1,900 as of January 31, 2019, to 2,137 as of January 31, 2020. As existing customers gain more experience with our platform, they may broaden their reliance on our platform, which may require that we expand our operations infrastructure as well as our dependence on third parties to support that infrastructure. To manage this growth effectively, we will need to continue to improve and expand our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy offerings from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. Any future growth would add complexity to our organization and require effective coordination across our organization, and failure to manage such future growth effectively could result in increased costs. If we do not accurately predict our architecture requirements, our existing customers may experience delays, interruptions, or service outages that may subject us to financial liabilities or customer losses. If we are unable to effectively manage our growth, our business, financial condition, and results of operations would be adversely affected.
Remaining performance obligations and calculated billings may not be accurate indicators of business activity within a period.
Investors or analysts may look to both remaining performance obligations and the sum of revenue and changes in deferred revenue, sometimes referred to as “calculated billings,” as indicators of business activity in a period for businesses such as ours. However, these measures may significantly differ from underlying business activity for a number of reasons including:
•a relatively large number of transactions occur at the end of the quarter. Invoicing of those transactions may or may not occur before the end of the quarter based on various factors including receipt of information from the customer and volume of transactions. A shift of a few days has little economic impact on our business, but will shift deferred revenue from one period into the next;
•multi-year contracts and multi-year upfront billings may distort trends;
•some subscriptions may have deferred start dates; and
•some services may only be invoiced upon delivery.
Accordingly, we do not believe that remaining performance obligations or calculated billings are necessarily accurate indicators of future performance for any given period. Analysts or investors may view these measures as important as many subscription-based companies report these as key metrics. Thus, any changes in our remaining performance obligations or calculated billings could be different from the expectations of investors or analysts, and thus may adversely affect the market price of our common stock.
We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations.
We depend on the continued contributions of our management team, key employees, and other highly skilled personnel. Our management team and key employees are at-will employees, which means they may terminate their relationship with us at any time. The loss of the services of any of our key personnel or delays in hiring required personnel, particularly within our research and development and engineering teams, could adversely affect our business, financial condition, and results of operations.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management, and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.
We recognize a substantial portion of our revenue ratably over the term of the relevant subscription period, and as a result, downturns or upturns in sales may not be immediately reflected in our results of operations.
We recognize a substantial portion of our revenue ratably over the term of our subscription agreements with our customers, which is generally one year, but can be three years or longer. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Any such decline, however, would be reflected in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our platform and changes in our rate of renewals, or customer churn, which have occurred due to the COVID-19 pandemic, may not be fully reflected in our results of operations until future periods. Our subscription-based model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
We also intend to increase our investment in research and development, sales and marketing and general and administrative functions, and other areas to grow our business. These costs are generally expensed as incurred (with the exception of sales commissions), as compared to our revenue, substantially all of which is recognized ratably in future periods. We may recognize the costs associated with such increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our financial condition and results of operations.
We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.
We have in the past acquired, and we may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. For example, we acquired Jask Labs in the third quarter of fiscal 2020. We may not successfully integrate Jask Labs’ people or solutions with ours, or achieve market acceptance of our combined solutions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:

•unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings, or technology;
•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with incorporating acquired technology and rights into our platform and maintaining quality and security standards consistent with our brand;
•inability to identify security vulnerabilities in acquired technology prior to integration with our technology and platform;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•delays in customer purchases due to uncertainty related to any acquisition;
•the need to integrate or implement additional controls, procedures, and policies;
•challenges caused by distance, language, and cultural differences;
•harm to our existing business relationships with business partners and customers as a result of the acquisition;
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our reputation and brand are important to our success, and we may not be able to maintain and enhance our reputation and brand, which would adversely affect our business, financial condition, and results of operations.
We believe that maintaining and enhancing our reputation as a leader in Continuous Intelligence is critical to our relationship with our existing customers, users, and channel partners and our ability to attract new customers and channel partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality features for our platform, our ability to successfully differentiate our platform from those of our competitors, our ability to maintain the reputation of our platform for data security, and our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reports of our platform, as well as the offerings of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation and brand may be adversely affected. Additionally, the performance of our channel partners may affect our reputation and brand if customers do not have a positive experience with our platform as implemented by our channel partners or with the implementation generally. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Additionally, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, or if we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and markets and as more sales are generated through our channel partners. Any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, our business, financial condition, and results of operations would be adversely affected.
Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could harm our business, financial condition, and results of operations.
Our success depends, in part, upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate, and if we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar services or technologies, and our business, financial condition, results of operations, or prospects could be adversely affected. While we have been issued patents in the United States and have additional patent applications pending, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the U.S, or in foreign jurisdictions. There can be no guarantee that others will not infringe on our trademarks or patents, independently develop similar offerings, duplicate any of our offerings, or design around our patents or other intellectual property rights. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights.
We rely, in part, on trade secrets, proprietary know-how, and other confidential information to maintain our competitive position. While we generally enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances and other third parties, we cannot assure you that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements do not prevent our competitors or partners from independently developing offerings that are substantially equivalent or superior to ours. These agreements may be breached, and we may not have adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation may be necessary in the future to enforce our intellectual property rights, and such litigation could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and, if such defenses, counterclaims, and countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation and brand. In addition, we may be required to license additional technology from third parties to develop and market new platform features, which may not be on commercially reasonable terms, or at all, and would adversely affect our ability to compete.

Claims by others that we infringed their proprietary technology or other intellectual property rights would harm our business.
We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our platform and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware if our platform is infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. Companies in the software and technology industries, including some of our current and potential competitors, are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or otherwise obtained. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights and to defend claims that may be brought against them.
Any claim of infringement by a third party, even those without merit, against us or for which we are required to provide indemnification could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties, or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that cause us to cease selling subscriptions to our platform, we may be required to redesign any allegedly infringing portion of our platform or we may agree to a settlement that prevents us from distributing our platform or a portion thereof, any of which could adversely affect our business, financial condition, and results of operations.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to be in violation of such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on commercially reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected platform features), effort, and expense, and may ultimately not be successful. Any of these events would adversely affect our business, financial condition, and results of operations.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it would have a substantial adverse effect on our business, results of operations, or the market price of our common stock.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our platform or subject us to litigation or other actions.
Our platform contains software modules licensed to us by third-party authors under “open source” licenses, and we expect to continue to incorporate such open source software in our platform in the future. We also contribute to the open source developer community and encourage integration and development around our platform. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. We make the source code of some of our proprietary platform features available as open source to facilitate collaboration, but this may also enable others to compete more effectively. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. We seek to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our proprietary software to the public. However, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. Our platform incorporates software that is licensed under an open source license which would require release of proprietary code if such platform was released or distributed to third parties. We take steps to ensure that our platform is not released or distributed. Additionally, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our platform.
Although we monitor our use of open source software to avoid subjecting our platform to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their platform, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be subject to significant damages, enjoined from the sale of subscriptions to our platform or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition, and results of operations.
The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice recently struck down the EU-US Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018, impose new obligations directly on us as both a data controller and a data processor, as well as on many of our customers. In addition, domestic data privacy laws, such as the California Consumer Privacy Act, or CCPA, which took effect in January 2020, continue to evolve and could expose us to further regulatory or operational burdens. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with GDPR, CCPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our services to certain customers and could harm our business. Furthermore, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our services and limit adoption of our platform. Additionally, some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
These laws, regulations, standards, or other obligations relating to privacy, data protection, data transfers, data localization, or information security could require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer, and process data or, in some cases, impact our ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from customer data globally. If we are obligated to fundamentally change our business activities and practices or modify our platform, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new platform features could be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards, and obligations, or any inability to adequately address privacy, data protection, or information security-related concerns, even if unfounded, may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from or commitments to customers, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business, financial condition, and results of operations.
We incorporate technology from third parties into our platform, and our inability to maintain rights to such technology would harm our business and results of operations.
We license software and other technology from third parties that we incorporate into or integrate with our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell access to our platform. In addition, many licenses are non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Some of our agreements with our licensors may be terminated for convenience by them, or otherwise provide for a limited term. If we are unable to continue to license any of this technology for any reason, our ability to develop and sell access to our platform containing such technology could be harmed. Similarly, if we are unable to license necessary technology from third parties now, or in the future, on commercially reasonable terms or at all, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and we may be required to use alternative technology of lower quality or performance standards, which would adversely affect our business, financial condition, and results of operations.
Our platform may not interoperate with our customers’ infrastructure or with third-party offerings, which would adversely affect our business and results of operations.
Our platform is often operated in large scale, complex technology environments. Our platform must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered, and maintained by our customers, myriad vendors, and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of offerings, and may be highly customized. We must be able to interoperate and provide our platform to customers with highly complex and customized networks, which requires careful planning and execution. Our customers and some channel partners require training and experience in the proper use of and the benefits that can be derived from our platform to maximize their potential. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols are introduced, we may have to update or enhance our platform to continue to effectively serve our customers. We offer prebuilt integrations with a variety of third-party cloud and software providers to allow customers to consolidate data across their infrastructure onto our platform, and we will need to continue to maintain existing integrations as other providers upgrade their offerings and develop new integrations with emerging technologies. Our competitors or other vendors may refuse to work with us to allow their offerings to interoperate with our platform, which could make it difficult for our platform to function properly in customer networks that include these third-party offerings.
We may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain the compatibility of our platform with our customers’ network and security infrastructures, our customers may not be able to fully adopt our platform, and we may, among other consequences, experience reduced demand for our platform, which could adversely affect our business, financial condition, and results of operations. Further, the incorrect or improper implementation or use of our software, our failure to train customers on how to benefit from full utilization of our platform, or our failure to provide support services to our customers may result in errors or loss of data and as a result, dissatisfied customers, negative publicity, and harm to our reputation and brand, or legal claims against us. All of the foregoing would result in lost opportunities for additional sales to these customers, any of which would adversely affect our business, financial condition, results of operations, and growth prospects.
We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, financial condition, and results of operations.
Our customer contracts contain service level commitments, which contain specifications regarding the availability and performance of our platform. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, and, in certain cases, face contract termination with refunds of prepaid amounts related to unused subscriptions. If we suffer performance issues or downtime that exceeds the service level commitments under our contracts with our customers, our business, financial condition, and results of operations would be adversely affected.
Our metrics and estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics and estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts we disclose relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.
We may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
Many of our employees, consultants, and advisors, or individuals that may in the future serve as our employees, consultants, and advisors, are currently or were previously employed at companies including our competitors or potential competitors. Although we try to ensure that our employees, consultants, independent contractors, and advisors do not use the confidential or proprietary information, trade secrets, or know-how of others in their work for us, we have in the past received notices from former employers and we may be subject to claims that we or have inadvertently or otherwise used or disclosed confidential or proprietary information, trade secrets, or know-how of these third parties, or that our employees, consultants, independent contractors, or advisors have inadvertently or otherwise used or disclosed confidential information, trade secrets, or know-how of such individual’s current or former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. Claims that we, our employees, consultants, or advisors have misappropriated the confidential or proprietary information, trade secrets, or know-how of third parties could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing privacy and data protection laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions, orders, and sanctions;
•mandatory changes to our Continuous Intelligence Platform;
•disgorgement of profits, fines, and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or channel partners;
•termination of contracts;

•loss of intellectual property rights; and
•temporary or permanent debarment from sales to government organizations.
If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, financial condition, and results of operations.
We endeavor to comply with all applicable employment laws. However, the scope and interpretation of these laws are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. From time to time, we may be subject to litigation or threats of litigation regarding such varying rules and standards. For example, in September 2019, attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which we disputed. In response, we mediated the dispute, and in August 2020, we entered into a settlement agreement with the purported class counsel to resolve the dispute, which is being handled in arbitration and will result in us paying approximately $4.5 million to resolve the class-wide claims, subject to final approval by the arbitrator, including claims for employee misclassification and related federal and state claims, civil penalties under California’s Private Attorneys General Act of 2004, as well as claims for failure to pay overtime, provide meal and rest breaks, pay timely wages, and provide accurate wage statements, and claims for alleged unlawful business practices.
In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling access to our platform to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which would have an adverse effect on our business, financial condition, results of operations, and prospects. Violations of certain regulatory and contractual requirements, or failure to maintain required certifications, could also result in us being suspended or debarred from future government contracting. Any of these outcomes would adversely affect our business, financial condition, results of operations, and growth prospects.
We are subject to governmental export and import controls that would impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
Our software may be subject to U.S. export control laws and regulations including the Export Administration Regulations and trade and economic sanctions maintained by the Office of Foreign Assets Control, or the OFAC. As such, an export license may be required to export or re-export our platform to certain countries, end-users, and end-uses. Because we incorporate encryption functionality into our platform, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Further, U.S. export control laws and economic sanctions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our channel partners comply with all relevant export control laws and regulations, any failure by us or our channel partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or changes in export and import regulations in such countries may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent or delay the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing export, import, or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import, or sanctions laws or regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell access to our platform to, existing or potential end-customers with international operations. Any decreased use of our platform or limitation on our ability to export to or sell access to our platform in international markets would adversely affect our business, financial condition, and results of operations.
A portion of our revenue is generated by sales to government entities, which subject us to a number of challenges and risks.
We have historically derived a small portion of our revenue from contracts with federal, state, local, and foreign governments, and we believe that the future success and growth of our business will depend in part on our ability to continue to procure government contracts. Sales to public sector customers include additional challenges that affect our ability to enter into agreements, including:
•changes in fiscal or contracting policies;
•decreases in available government funding;
•changes in government programs or applicable requirements;
•changes in government sanctions programs and related policies;
•the adoption of new laws or regulations or changes to existing laws or regulations;
•noncompliance with contract provisions or government procurement or other applicable regulations;
•an extended government shutdown or other potential delays or changes in the government appropriations or other funding authorization processes; and
•delays in the payment of our invoices by government payment offices.
Additionally, although we have achieved the FedRAMP In Process designation, any delay in our completion of the FedRAMP certification process would impede our ability to enter into contracts with government entities. If we do not successfully manage the foregoing, our sales to governments and governmental agencies could be delayed or limited, and as a result, our business, financial condition, and results of operations would be adversely affected.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines, harm our reputation, and adversely affect our business, financial condition, results of operations, and growth prospects.
We are subject to the FCPA, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell access to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, any of which could harm our reputation and adversely affect our business, financial condition, results of operations, and growth prospects.

Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets and contains restrictive covenants which could limit our operational flexibility and otherwise adversely affect our financial condition.
Our loan and security agreement contains a number of covenants that limit our ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies, and sell substantially all of our assets. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of October 31, 2020, we had no outstanding loan balance under this facility.
Our failure to comply with the covenants or payment requirements, or other events specified in our loan and security agreement, could result in an event of default and our lender may accelerate our obligations under our loan and security agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness, or seek additional equity capital, which would dilute our stockholders’ interests. Our failure to comply with any covenant could result in an event of default under the agreement and the lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. Any of the foregoing could adversely affect our business, financial condition, or results of operations.
We may require additional capital, which may not be available on terms acceptable to us, or at all.
Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our platform. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to those of common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend on, among other things, our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot be certain that additional financing will be available to us on favorable terms, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition, and results of operations would be adversely affected.
Our business could be adversely affected by economic downturns.
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business.
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase access to our platform, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. For example, the impact of the COVID-19 pandemic on the current economic environment has caused and may in the future cause our customers to reduce their spending on, or duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Further, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.
A substantial downturn in any of the industries in which our customers operate may cause firms to react to worsening conditions by reducing their capital expenditures in general or by specifically reducing their spending on IT offerings. Customers in these industries may delay or cancel projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of access to our platform are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending.
We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or geography. Any economic downtowns of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related social and economic impacts spread.
Changes in U.S. tax laws and regulations and those which we are subject to in various tax jurisdictions could adversely affect our business, financial condition, and results of operations.
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our condensed consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher income taxes in countries where such rules are applicable.
We are subject to tax examinations by the Internal Revenue Service, or the IRS, and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our financial condition and results of operations.
We are, and expect to continue to be, subject to review and audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities may challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2020, we had $321.0 million of federal and $176.0 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future, including as a result of this offering.
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2020 or October 31, 2020. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
There is also a risk that due to federal or state regulatory changes, such as suspensions on the use of NOLs, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.
We do not collect sales and use, value added, and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements would adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.
Our business could be adversely affected by pandemics, natural disasters, political crises, or other unexpected events.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood, or significant power outage, could disrupt our operations, mobile networks, the Internet, or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as the ongoing COVID-19 pandemic, political crises, such as terrorist attacks, war, and other political instability, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. The impact of any natural disaster, act of terrorism, or other disruption to us or our third-party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

We may become involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our results of operations may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. Changes in accounting principles applicable to us, or varying interpretations of current accounting principles, in particular, with respect to revenue recognition of our packaging and licensing model, could have a significant effect on our reported results of operations. Further, any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Our estimates or judgments relating to our critical accounting policies may be based on assumptions that change or prove to be incorrect, which could cause our results of operations to fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenue recognition, the period of benefit for deferred sales commissions, assumptions used for estimating the fair value of common stock to calculate stock-based compensation, capitalization of internal-use software costs, valuation of goodwill and intangible assets, certain accrued liabilities, and valuation allowances associated with income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audit of our consolidated financial statements as of and for the fiscal year ended January 31, 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness that we identified occurred because we had not designed and maintained effective controls over certain aspects of our information technology systems. More specifically, we did not design and maintain effective user access controls to adequately restrict user and privileged access to financial enterprise resource planning applications, including ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and the monitoring of system changes. This material weakness did not result in any errors to the consolidated financial statements as of and for the fiscal year ended January 31, 2020, nor did we find any evidence of management override of entries in our financial reporting process.
To address this material weakness, we took actions to improve our control environment related to certain aspects of our information technology systems, which included the following.

•Implemented restrictions on user and privileged access by removing administrator access and implementing new and or updated user roles for Finance users;
•Established additional controls over the preparation and review of journal entries, including a customized journal entry approval flow; and
•Established additional controls over the monitoring of system changes around the financial enterprise resource planning application.
As of October 31, 2020, management believes that these and other actions taken have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously-identified material weakness in our internal control over financial reporting has been remediated. However, while the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
We can give no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
We may fail to maintain an effective system of disclosure controls and internal control over financial reporting, which could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations, and could cause a decline in the market price of our common stock.

We use certain third-party services to manage and operate our business, and any failure or interruption in the services provided by these third parties could adversely affect our business, financial condition, and results of operations.
We use a number of third-party services to manage and operate our business, including pricing software to assist our sales and marketing teams and our finance and accounting teams. These services are critical to our ability to increase our sales to customers, operate, and maintain our platform, and accurately maintain books and records. Any disruption in these services could impair our ability to execute on our operating plan and disrupt our business. Further, if these services cease to be available to us on commercially reasonable terms, or at all, we may be required to use additional or alternative services, or to develop additional capabilities within our business, any of which could require significant resources and adversely affect our business, financial condition, and results of operations.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our results of operations in the near term.
We believe our long-term value as a company will be greater if we focus on growth over short-term results. As a result, our results of operations may be negatively impacted in the near term compared to if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, developing and enhancing our platform, and expanding our research and development efforts may not ultimately grow our business or lead to expected long-term results. If our strategy does not lead to expected growth or if we are ultimately unable to achieve results of operations at the levels expected by securities analysts and investors, the market price of our common stock could decline.
We may face fluctuations in currency exchange rates, which could adversely affect our financial condition and results of operations.
As we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies increases the real cost of our platform for our customers outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our financial condition and results of operations.
Operating as a public company will require us to incur substantial costs and will require substantial management attention.
As a public company, we will incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company.” In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
Certain members of our management team have limited experience managing a publicly traded company, and certain members joined us more recently. As such, our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASU 2016-02, Leases (Topic 842), which establishes a principle for recognition of assets and liabilities from leasing arrangements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be for as long as five full fiscal years following the completion of this offering. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
Our executive officers, directors, and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our executive officers, directors, and our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own a substantial portion of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and might ultimately affect the market price of our common stock.
The market price of our common stock may be volatile, and you could lose all or part of your investment.
The market price of our common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new offerings or platform features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;
•short selling of our common stock or related derivative securities;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•announced or completed acquisitions of businesses, offerings, or technologies by us or our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•new laws or regulations, or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, would result in substantial costs and a diversion of our management’s attention and resources.
A substantial portion of the outstanding shares of our common stock is restricted from immediate resale but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into lock-up agreements with the underwriters under which they have agreed, subject to specific exceptions, not to, without the prior written consent of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters, dispose of or hedge any of our stock for 180 days following the date of the final prospectus relating to our initial public offering, or the final prospectus. We refer to such period as the restricted period. Pursuant to the lock-up agreements, if at any time beginning 90 days after the date of the final prospectus, which date we refer to as the Early Expiration Threshold Date, (i) we have publicly filed at least one quarterly report on Form 10-Q or annual report on Form 10-K and (ii) the last reported closing price of our common stock is at least 33% greater than the initial public offering price set forth on the cover page of the final prospectus for 10 out of any 15 consecutive trading days ending on or after the Early Expiration Threshold Date, then 20% of the shares of common stock subject to the lock-up agreements will be released from the lock-up agreements immediately prior to the opening of trading on the second trading day following such measurement period. We refer to such release as the Early Lock-Up Expiration. If the Early Lock-Up Expiration would occur when we are in a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, the Early Lock-Up Expiration shall be delayed until immediately prior to the opening of trading on the second trading day following the first date that (i) we are no longer in a blackout period and (ii) the closing price of our common stock is at least greater than the initial public offering price set forth on the cover page of the final prospectus. In addition, to the extent not released pursuant to the Early Lock-Up Expiration described above, pursuant to the lock-up agreements, if (i) at least 120 days have elapsed since the date of the final prospectus, (ii) we have publicly released our earnings results for the quarterly period during which our initial public offering occurred, and (iii) such restricted period is scheduled to end during or within five trading days prior to a blackout period, such restricted period will end 10 trading days prior to the commencement of such blackout period. The underwriters may release certain stockholders from the lock-up agreements prior to the end of the restricted period. When the restricted period in the lock-up agreements expires, our locked-up security holders will be able to sell their shares of common stock in the public market.

Following the expiration of the lock-up agreements referred to above, certain stockholders will be entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans.As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
Sales, directly or indirectly, of shares of our common stock by existing equityholders could cause our stock price to decline.
Sales, directly or indirectly, of a substantial number of shares of our common stock, or the public perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.
While our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into lock-up agreements with the underwriters of our initial public offering, sales, short sales, or hedging transactions involving our equity securities, whether before or after this offering and whether or not we believe them to be prohibited, could adversely affect the price of our common stock. Further, record holders of our securities are typically the parties to the lock-up agreements, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, to the extent an equityholder does not comply with or the underwriters are unable to enforce the terms of a lock-up agreement, such equityholder may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of, their equity interests at any time after the closing of this offering, which could negatively impact the price of our common stock.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation that will be in effect upon completion of this offering authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our board of directors is classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;
•certain amendments to our amended and restated certificate of incorporation require the approval of at least 66 2⁄3% of our then-outstanding common stock;

•our stockholders are only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaints asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Further, the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the market price and trading volume of our common stock could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our common stock to decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Additionally, our ability to pay cash dividends on our common stock is limited by restrictions under the terms of our credit facility with Silicon Valley Bank. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From August 1, 2020 through September 17, 2020 (the date of the filing of our registration statement on Form S-8), we granted to our employees and a director restricted stock units for an aggregate 315,100 shares of common stock under our 2010 Stock Plan.

From August 1, 2020 through September 17, 2020 (the date of the filing of our registration statement on Form S-8), we issued an option to purchase 1,500 shares of common stock to one employee under our 2010 Stock Plan at an exercise price of $12.11683.

From August 1, 2020 through September 17, 2020 (the date of the filing of our registration statement on Form S-8), we issued an aggregate of 1,255,596 shares of common stock under our equity incentive plans at exercise prices ranging from $0.065 to $12.11683, for an aggregate exercise price of $3.8 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On September 21, 2020, we completed our IPO, in which we sold 14,800,000 shares of common stock at price to the public of $22.00 per share. On October 9, 2020, we sold an additional 2,220,000 shares of common stock at a price to the public of $22.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of $342.7 million, net of underwriting discounts and commissions of $26.2 million and offering expenses paid by us of approximately $6.5 million subject to certain cost reimbursements. We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. Further, we may use a portion of the net proceeds to acquire or invest in businesses, products, services or technologies. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, RBC Capital Markets, LLC, and Jefferies LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on September 17, 2020, pursuant to Rule 424(b) of the Securities Act.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant, as currently in effect.	S-1	333-248251	3.2	August 24, 2020
3.2	Bylaws of the registrant, as amended, as currently in effect.	S-1	333-248251	3.4	August 24, 2020
4.1	Form of common stock certificate of the registrant.	S-1	333-248251	4.1	August 24, 2020
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248251	10.1	August 24, 2020
10.2+	Confirmatory Employment Letter between the registrant and Sydney Carey, dated as of August 6, 2020.	S-1	333-248251	10.8	August 24, 2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+	Indicates management contract or compensatory plan.
†
The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sumo Logic, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMO LOGIC, INC.

Date: December 8, 2020	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2020	By:	/s/ Sydney Carey
	Name:	Sydney Carey
	Title:	Chief Financial Officer
(Principal Financial Officer)