Form 10-K
period 2021-01-31
Sumo Logic, Inc.
filed 2021-03-12
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on October 30, 2020, based on the closing price of $17.28 for shares of the Registrant’s common stock as reported by the Nasdaq Global Market Select, was approximately $$1.4 billion. The Registrant has elected to use October 30, 2020, which was the last business day of the Registrant’s most recently completed third fiscal quarter, as the calculation date because on the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a privately-held company. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 102,703,682 shares of common stock as of February 28, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2021.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about our expectations regarding:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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
•We depend on our sales force, and we may fail to attract, retain, motivate, or train our sales force, which could adversely affect our business, financial condition, and results of operations;
•We utilize free trials and other go-to-market strategies, and we may not be able to realize the benefits of these strategies;
•If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business, financial condition, and results of operations could be adversely affected;
•We may be unable to build and maintain successful relationships with our channel partners or such channel partners may fail to perform, which could adversely affect our business, financial condition, results of operations, and growth prospects;
•Our ability to increase sales depends, in part, on the quality of our customer support, and our failure to offer high quality support would harm our reputation and adversely affect our business and results of operations;
•Our international operations and continued international expansion subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations;
•We may fail to effectively manage our growth, which would adversely affect our business, financial condition, and results of operations;
•We depend on our management team and other highly skilled personnel, and we may fail to attract, retain, motivate, or integrate highly skilled personnel, which could adversely affect our business, financial condition, and results of operations;
•We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations;
•Our reputation and brand are important to our success, and we may not be able to maintain and enhance our reputation and brand, which would adversely affect our business, financial condition, and results of operations;

•We provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts related to unused subscriptions, which could harm our business, financial condition, and results of operations;
•A portion of our revenue is generated by sales to government entities, which subject us to a number of challenges and risks;
•Our business could be adversely affected by economic downturns;
•Our business could be adversely affected by pandemics, natural disasters, political crises, or other unexpected events;
•We use certain third-party services to manage and operate our business, and any failure or interruption in the services provided by these third parties could adversely affect our business, financial condition, and results of operations;
•We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our results of operations in the near term;
•Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
•Real or perceived defects, errors, or vulnerabilities in our platform could harm our reputation and adversely affect our business, financial condition, and results of operations;
•We rely on Amazon Web Services to deliver our platform to our customers, and any disruption of, or interference with, our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations;
•Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights, or claims by others that we infringed their proprietary technology or other intellectual property rights, could harm our business, financial condition, and results of operations;
•Claims by others that we infringed their proprietary technology or other intellectual property rights would harm our business;
•Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our platform or subject us to litigation or other actions;
•The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business;
•We incorporate technology from third parties into our platform, and our inability to maintain rights to such technology would harm our business and results of operations;
•Our platform may not interoperate with our customers’ infrastructure or with third-party offerings, which would adversely affect our business and results of operations;
•We may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers;
•Remaining performance obligations and calculated billings may not be accurate indicators of business activity within a period;
•We recognize a substantial portion of our revenue ratably over the term of the relevant subscription period, and as a result, downturns or upturns in sales may not be immediately reflected in our results of operations;
•Our metrics and estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business;
•Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets and contains restrictive covenants which could limit our operational flexibility and otherwise adversely affect our financial condition; and
•Our executive officers, directors, and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

PART I
Item 1. Business
Overview

Sumo Logic empowers organizations to close the intelligence gap.

Sumo Logic is the pioneer of Continuous Intelligence, a new category of software, which enables organizations of all sizes to address the challenges and opportunities presented by digital transformation, modern applications, and cloud computing. Our Continuous Intelligence Platform enables organizations to automate the collection, ingestion, and analysis of application, infrastructure, security, and IoT data to derive actionable insights within seconds. Continuous intelligence leverages artificial intelligence and machine learning capabilities, and is provided as a multi-tenant cloud service that allows organizations to more rapidly deliver reliable applications and digital services, protect against modern security threats, and consistently optimize their business processes in real time. This empowers employees across all lines of business, development, IT, and security teams with the data and insights needed to address the technology and collaboration challenges required for modern business. With our Continuous Intelligence Platform, executives and employees have the intelligence they require to take prescriptive action in real time—a modern business imperative.

We live in the intelligence economy. Organizations can succeed or fail based on how well they understand and respond to what is happening inside their business. Reports, surveys, or monitoring alerts provided by traditional operational and security technologies and manual processes are no longer effective. Today, businesses generate data from multiple sources–every touchpoint, customer interaction, and digital connection across an entire business and ecosystem. This represents an unprecedented volume of data that is growing at an extraordinary pace which is, at best, difficult to digest and, at worst, an impediment to driving the speed of decision-making needed to compete in today’s dynamic marketplaces.

Businesses thriving in the intelligence economy are taking a completely different approach to solving the intelligence gap, by seeking out solutions that provide real-time continuous intelligence that improves how they collectively and collaboratively build, manage, and secure their digital services. Organizations that will be successful in the digital age must be able to utilize their most important resource: their data.

Our vision is to democratize machine data, making insights from this rich source available to all. Our Continuous Intelligence Platform gives our customers insights across a wide range of use cases. We help our customers: monitor and troubleshoot their applications and their cloud and on-premise infrastructure; manage audit and compliance requirements; rapidly detect and resolve modern security threats; and extract critical key performance indicators, or KPIs, from various types of machine data to gain visibility into customer behavior, engagement, and actions. We enable our customers to derive critical value from their data with advanced analytics based on our proprietary machine learning technology that identifies and predicts anomalies in real time.

Our multi-tenant, cloud-native platform was architected by big data and security experts and has been in operation continuously for nearly a decade. Our platform is built on a modern, microservices-based application and cloud architecture, leverages security-first principles, and incorporates AI/ML algorithms to deliver real-time actionable insights. We started in 2010 with the mission to provide organizations with the ability to ingest and analyze complex unstructured machine data, such as logs, events and security data for a cloud SIEM solution. However, we always had the vision to expand our data analytics capabilities to address less complex structured machine data, such as time-series metrics from applications and infrastructure, to provide a cloud-native operational intelligence solution. Our platform integrates and analyzes structured, semi-structured, and unstructured machine data, both historically and in real time, to provide actionable intelligence around what happened, why it happened, and how to resolve business, technology, or cybersecurity issues.

We deliberately architected and built our analytics platform to address the technology challenges and gaps in intelligence that arise from siloed development, operations, and security teams in order to enable organizations to adopt a more modern DevSecOps operating model. DevSecOps is the philosophy of integrating security practices within the DevOps process, and involves ongoing, flexible collaboration among developers, release engineers, and security teams. DevOps is a combination of practices that automates the processes between software development and operations teams in order to build, test, and deploy modern applications faster. Ultimately, it enables teams to gain more insights and intelligence in order to release software faster, optimize processes, and better deliver digital solutions to customers. We offer a suite of solutions to address the intelligence gap: Operational Intelligence, Security Intelligence, Business Intelligence, and Global Intelligence.

We address both cloud-native businesses, as well as traditional on-premise businesses that are seeking to build, manage, and secure modern applications as they undertake their digital transformation and cloud adoption initiatives. We serve organizations of all sizes, from large enterprises to small and mid-market businesses, regardless of their cloud, digital transformation, security analytics, or DevSecOps maturity.

Industry Background

Nearly every business must transform into a digital business or be disrupted. Customers now expect real-time, instantaneous, always-on experiences. To meet these expectations, successful businesses need to continuously deliver updated information and improved services to their end customers, such as promotional offerings, pricing information, inventory levels, and service availability. Every business must continuously innovate.

Executives are accountable for the overall operational and financial health of the business and can no longer hide behind a gap in intelligence. This is especially true for security, as organizations must protect against breaches and reputational costs as they digitize. This accountability is not only the responsibility of executives. Employees across the organization are now expected to find ways to improve intelligence by integrating silos that exist across systems, applications, services, and processes.

Today, every company is becoming a software company by delivering more business services through modern applications, automating workflows, and leveraging data from digital signals to satisfy increasing customer expectations. To enable differentiated digital services, organizations must take a new approach to software architectures, tools, and development processes that span multiple public cloud providers while simultaneously securing their digital assets.

We believe all businesses require the following five pillars to be successful in the intelligence economy.

Modern application architectures

•Microservices and containers make it easier to release software faster, create greater agility, and better user experience.
•New architectures increase complexity, introduce more systems to manage, and create more signals to capture and analyze.

Multi-cloud adoption

•Running distributed workloads in the cloud provides scalability, flexibility, and cost-efficiency.
•Multi-cloud environments create digital sprawl and challenges in managing and securing multi-cloud environments concurrently.

Continuous security

•Building security into the fabric of every digital organization can guard against the threat against reputational damage, negative customer impact, and financial loss.
•The perimeter-less digital world has created even more pressure and accountability for the modern security operations center, or SOC, which suffers from a lack of skilled analysts and cloud-native technologies.

Continuous collaboration

•Real-time, consistent information allows individuals across DevSecOps teams and line of business users to communicate and collaborate in the agile digital world.
•Organizations struggle to get a unified view of what is happening in their organizations when they are forced to use antiquated, siloed systems that only present a partial view of data and lack real-time context around what is happening broadly.

Data-driven intelligence

•Massive amounts of data from every touchpoint, customer interaction, and digital connection provide differentiation to companies that can harness its insights.
•Today’s businesses are overwhelmed with information they cannot digest with antiquated technologies not designed or purpose-built for the new requirements of the intelligence economy.

Not only are these five pillars becoming more critical for success, but they also introduce additional challenges for organizations that existing solutions are not equipped to address.

Our Solution

We unlock the power of data with advanced analytics based on our proprietary machine learning technology to identify and predict anomalies in real time, separating the signal from the noise and allowing users to get continuous insights, even when they do not know what questions to ask. Our multi-tenant, cloud-native platform was architected by big data and security experts and has been in operation continuously for nearly a decade. We began by solving the more difficult log and machine data analytics challenges, and then evolved our platform very early on to also integrate and analyze more simple structured monitoring and time-series data to provide a comprehensive, cloud-native, continuous intelligence solution.

As a result, we deliver analytics and insights across a wide range of use cases for a diverse user base of technical and non-technical individuals across development, IT operations, security, and other lines of business including product, customer success, and executives. Our user-friendly dashboards can be used out-of-the-box or easily customized and personalized for monitoring workloads, alerting users to performance issues, investigating anomalies, detecting threats, responding to security incidents, and predicting customer churn. Our Continuous Intelligence Platform allows users to further derive insights and intelligence through various integrations with domain-specific data science tools and technologies.

Our customers leverage our Continuous Intelligence Platform for four main solution areas:

•Operational Intelligence: Customers utilize our platform to build, monitor, troubleshoot, and optimize their applications and infrastructure. Modern applications require modern observability powered by AI/ML and utilize more than just one type of data—logs, events, metrics, metadata, traces, and other telemetry generated by machines. Our Continuous Intelligence Platform enables users to rapidly understand the root cause of poor performance in their application stack, such as a line of faulty code, an incorrect configuration error, architectural issue caused by poor performing infrastructure, or a capacity issue. The ability to quickly troubleshoot results in faster deployment of new code, significantly reduced downtime, and an enhanced customer experience.

•Security Intelligence: Sumo Logic’s cloud-native analytics capabilities can detect real-time threats and incidents, as well as provide consolidated lists of indicators of compromise that enables analysts to accelerate investigations across their multi-cloud environments. Our algorithms utilize correlations and pattern recognition to detect threats, and then deploy custom alerts to automate the appropriate incident response for the SOC. Further, our cloud SIEM solutions go beyond reporting and into continuous intelligence, allowing IT operations and security analysts to conduct deep investigations into all their log data, as opposed to surface-level, metrics-based analysis. In addition, we enable our customers to leverage our Continuous Intelligence Platform to comply with and adhere to various audit, compliance, and regulatory requirements.

•Business Intelligence: Sumo Logic’s abilities extend into line of business users to enable real-time, data-driven decision making. Our solution extracts valuable business, service, or other critical KPIs from existing data to predict and analyze customer behavior, engagement, and actions. Our out-of-the-box, analytics-powered dashboards and flexible search language can help business users design and perform a robust set of searches to gain visibility into customer engagement, accelerate time to market, and increase competitive advantages.

•Global Intelligence: Through our platform, we have insights into the types of technologies used by more than 125,000 Sumo Logic users, and how they are using these technologies. Given our vast volume of data ingested daily and maintained historically, we provide a unique operational and security benchmarking service that leverages machine learning to uncover global KPIs and KRIs. These benchmarks allow organizations to measure their performance, value, and risks against the broader Sumo Logic global community. Additionally, we provide a rich set of anonymized data and intelligence to users, such as industry, community, and data science insights.

Our Continuous Intelligence Platform is designed to collect and centralize data from a multitude of data sources by integrating seamlessly with other platforms and solutions. Our Continuous Intelligence Platform was architected to support massive scale, optimizing data ingestion and processing, while providing powerful analytics. Our platform ingests and analyzes the machine data generated by applications, infrastructure, and microservices from cloud and on-premise environments, enabling actionable insights. Sumo Logic supports numerous out-of-the-box applications and integrations across all areas of IT infrastructure including public multi-cloud environments, application development, containers and orchestration, databases, cloud applications, identity, and security and threat detection.

Benefits of Our Solution

Ingest all types of machine data, in real time

Sumo Logic ingests comprehensive sets of digital and machine data enabling our customers to gain holistic real-time intelligence to efficiently manage their digital operational, security, and business processes. Our platform collects data and derives insights about KPIs, KRIs, and SLIs, from logs, events, metrics, metadata, traces, and other telemetry generated by machines. Customers can easily collect these disparate data sources from various technologies regardless of where they are deployed.

Predictive and proactive insights

Our proprietary advanced analytics algorithms enable a proactive and predictive approach to deriving intelligence from applications and infrastructure and responding to opportunities, instead of reacting to historical events. Using a variety of search, machine learning, and statistical techniques enabled by our Continuous Intelligence Platform, our customers can:

•Quickly find events of interest to separate signal from noise;

•Automatically correlate events across multiple sources to discover patterns;

•Identify trends across millions of records to understand changes in behavior;

•Uncover anomalies and outliers to detect an impact on applications, infrastructure, and data;

•Predict outcomes to avoid outages and security incidents; and

•Isolate root causes of issues to restore systems and remediate security incidents.

The powerful machine learning capabilities of our platform work at scale and analyze all information collected, not only a sample, to empower our customers to derive intelligence quickly from their structured, semi-structured, unstructured, and ephemeral data, reducing the need for slow and costly data science resources and tools.

Accessible to everyone in an organization

Our Continuous Intelligence Platform is designed for rapid adoption across the organization, supporting multiple use cases. Users can perform analysis and share results across teams, create dashboards to visualize insights, set alerts to notify teams of events, configure access to deliver information to appropriate audiences, and integrate with the full enterprise ecosystem of tools and business applications that need the data and intelligence generated by our platform. In order to facilitate ease of adoption and management, our Continuous Intelligence Platform offers enterprise-class access control, deployment automation, and numerous out-of-the-box applications and integrations.

Multi-tenant cloud architecture

Our architecture leverages cloud, multi-tenancy, microservices, autoscaling, and deployment automation to create an efficient and resilient platform. Our platform eliminates the need for costly and slow upgrades and management overhead, and reduces scaling and security challenges. Our multi-tenant cloud architecture delivers:

•Efficient resource utilization that offers a compelling return on investment;

•Intelligent workload control that offers consistent and predictable performance;

•Automatic scalability to adapt to customers’ business cycles and unexpected events;

•Single point-of-failure-resistant architecture delivering reliability and data integrity;

•Rapid deployment of new capabilities and security updates;

•Support for any data from any application, infrastructure, or environment; and

•Multi-use case intelligence that supports multiple stakeholders inside an enterprise.

Security delivered by design

Our architecture employs end-to-end encryption both in transit and at rest, security at every layer of the application, and a zero-trust execution model. Increasingly, applications contain personal, confidential, and otherwise sensitive customer data that must be protected and managed in a way that adheres to regulatory rules of the specific industries in which those enterprises operate. Our platform is designed to ensure that all data generated and ingested is managed in a secure and compliant way without users having to manage security on their own. Our security policies, procedures, and controls are routinely audited and attested by third parties for compliance, certification, or adherence to industry security standards and regulations, such as CSA-Star, FedRAMP Moderate Authorization, HIPAA, ISO 27001, PCI/DSS Provider Level 1, and SOC 2 Type 2.

Competitive Strengths

•We efficiently service and support a broad customer base. Our platform serves businesses at any stage of digital transformation through an easy-to-use interface that includes visualizations, dashboards, and alerting capabilities. We have a simple onboarding process, allowing customers to quickly realize the benefits of Sumo Logic without costly and lengthy implementation.

•We address a broad range of use cases. Our Continuous Intelligence Platform can address a broad range of use cases, from operational intelligence to security intelligence to business intelligence.

•Our flexible subscription packages are built for scale and value. We offer flexible, multi-tiered, paid subscription packages for access to our platform, which encourage customers to expand their adoption by providing the flexibility to ingest and analyze large volumes of data and the ability to access a broad suite of platform features without incurring overage fees.

•Powerful network effects drive adoption and platform value. Our business benefits from the investments we have made to drive powerful network effects, which further increase adoption, accelerate the value of our platform to our customers as we grow, and provide a sustainable competitive advantage.

•Customer adoption flywheel. Customers typically adopt Sumo Logic with an initial use case or a single project and expand across teams and use cases, creating a powerful flywheel effect.

•Global intelligence flywheel. Our differentiated Continuous Intelligence Platform provides unique insights into our customers’ application architectures, processes, and the tools they use to build, run and secure modern applications and infrastructures. This benchmarking allows us to offer deeper insights to our customers and accelerate the development of our platform, driving increased adoption.

•Effective go-to-market model. Our go-to-market model is designed to effectively land customers, and expand their use of our platform over time.

Our Platform and Technology

We provide a multi-tenant, cloud-native platform delivering Operational Intelligence, Security Intelligence, Business Intelligence, and Global Intelligence solutions to our customers.

Data Collection and Management

•Data Collection. We support a wide variety of data collection protocols and can collect data from any digital environment, including on-premise and cloud. Our platform has numerous out-of-the-box applications and integrations that facilitate our customers’ rapid time to value and insights from many common technology components and services. We support the integration and collection of data from a variety of sources including physical and virtual infrastructure, software components, cloud services and SaaS applications, IoT devices and sensor data, and security sources, such as threat intelligence, endpoint, intrusion detection systems/intrusion prevention systems, access control, data leak prevention, and cloud access security brokers.

•Data Type Support. Our platform supports structured, semi-structured, and unstructured data types across a variety of data formats. Our platform also collects and analyzes unknown and non-premeditated data sets, including custom application logs, metrics, events, and metadata to understand the internal state, security, and business performance of our customers’ digital services and customer facing applications. By supporting data from a broad technology ecosystem and schema-less custom data formats, we provide our customers with a deeper visibility and insights into their applications, infrastructure, security, and IoT technologies across on premise, hosted, and multi-cloud environments.

•Parsing, Transformation, and Enrichment. Our platform supports ingest time parsing into a schema, as well as on-demand schema inference, in order to enable analytics on unstructured data. We support ingest time data transformation and enrichment to quickly convert between data formats to optimize for ease of analysis, performance, and cost.

•Data Management. Our platform offers multiple data persistence tiers to provide our customers with an effective and cost-efficient way to manage and grow their data volume and usage. Our unique distributed data tiering enables continuous real-time analytics, frequent analytics, infrequent analytics, as well as archiving capabilities to address various data use cases, user access, and cost requirements. Policies can be set that govern the granularity of data management and enable various levels of analytics. Our customers can configure retention policies per data set from days to years to satisfy internal requirements, external regulatory rules, or specific cost and data value requirements.

Visualization and Exploration

Our platform offers powerful data exploration, filtering, and visualization capabilities to empower users with insights and intelligence extracted from their complex machine data. Our dashboards can be shared with users, teams, the entire organization, or externally to enable broad intelligence sharing and adoption.

Alerts and Notifications

Our Continuous Intelligence Platform proactively alerts and notifies users of potential service degradations, business issues, or cybersecurity threats within their complex environments. Alerts are used to quickly identify, notify, and address potential issues detected within applications, infrastructure, or business processes.

Search and Analytics

Our platform enables high-speed search of events, records, full phrases and data points, using keywords, patterns, Boolean logic, and metadata across one or multiple data sets. Our search engine supports powerful data manipulation operators and constructs in order to help customers rapidly identify and address outages, performance issues, security threats, and business trends and behaviors.

Another core foundation of our analytics system is our ability to infer or extract schema on demand without requiring ingest time parsing. This enables our analytics engine to analyze new and unknown data sent into our platform. In addition to our powerful search and query language capabilities, our analytical capabilities are enhanced by our proprietary algorithms, including LogReduce, LogCompare, TimeCompare, Outlier, and Predict. Our broad set of proprietary analytical capabilities enable Sumo Logic users to monitor, identify, and troubleshoot operational, security, and compliance incidents as well as business trends, behaviors, and issues.

Architecture and Security

Our platform is built on a multi-tenant cloud architecture, hosted on AWS using intelligent resource management, auto scaling, and partitioning logic to manage our compute and storage footprint so that we can deliver resiliency and optimal performance while maintaining efficiency. Our platform runs across multiple regions and within each region across multiple AWS data centers. Our microservices are distributed to avoid single-points-of-failure in order to ensure fault-tolerance even in the case of full physical data center outage.

All data in our platform is encrypted both in transit and at rest, with unique rotating customer key chains which are themselves encrypted to ensure data security. We utilize numerous controls to ensure platform security, including identity and access management, multi-factor authentication, multiple audit trails, real-time security monitoring, encrypted operating system volumes and more. Our platform is PCI-DSS 3.2 SP1 certified, SOC 2 Type 2 attested, HIPAA compliance attested, ISO 27001 certified, CSA Star certified, and has FedRAMP Moderate Authorization.

Our Customers

As of January 31, 2021, we had 2,164 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to businesses in the Fortune 500. In addition, within our customers, we had approximately 150,000 users on our platform.

Customer Success

We view our customer success efforts and our community of customers as key to driving adoption of our solution and creating an unparalleled experience for our customers. Our customer support team uses our own platform to gain customer intelligence before we receive support queries, allowing us to leverage a small number of support personnel across our entire customer base. Relying on our own solutions internally also allows us to continue to iterate and improve our platform for all users. Our two-tiered customer support organization works closely with our research and development function to ensure that customer feedback and community input is promptly incorporated and addressed as we continuously improve our platform. Additionally, through our multi-level certification program, we support a community of over 13,500 Sumo Logic “certified users” who take advantage of our training services in order to qualify for various tiers of expertise in the capabilities of our platform and hold over 25,000 certifications. Our certified users frequently act as informal advocates and drive adoption of our platform for new use cases, increasing our ability to further engage within an organization and with new customers.

Sales and Marketing

Our sales and marketing organizations work together closely to drive market awareness, build a strong sales pipeline, and cultivate customer relationships to drive revenue growth.

We primarily sell subscriptions to our platform and service offerings through our direct sales organization, which is comprised of inside sales and field sales professionals who are segmented by customer size based on headcount. These sales teams are dispersed geographically to reach potential customers worldwide. Our direct sales organization also leverages our network of channel partners to expand our reach to additional sectors and industries, especially internationally. Our resellers market and sell our offerings throughout the world and provide a go-to-market channel in regions where we do not have a direct presence. In addition, we generate sales of subscriptions to our platform through our self-service offering, as well as a free version that allows potential customers to use certain functionalities for a limited volume of data and experience the benefits of our platform.

We focus our marketing efforts on building our brand reputation, increasing the awareness of our platform, and driving customer demand through campaigns that leverage our innovation, thought leadership, technical resources, and customer success stories. We use various marketing strategies to engage with prospective customers, including email and event marketing, digital advertising, public relations, search engine optimization, social media, and thought leadership in the industry. For example, we host an annual customer conference, Illuminate, which brings together our customers and thought leaders to provide education on continuous intelligence, deliver technical trainings of our platform functionalities, share best practices, and foster a community.

Technology Partners

We develop and maintain partnerships that help us market and deliver our platform and solutions to our customers around the world. Our partner network includes the following:

•Cloud providers. We work with many of the major cloud providers to increase awareness of, and make it easy for customers to access, our platform and solutions. Our platform is developed to run on and integrate with leading cloud provider platforms, such as AWS, Azure, and GCP. Our customers are also able to subscribe to our platform and solutions through leading cloud service marketplaces.

•Solution partners. We partner with leading innovative technology organizations to develop integrations, best practices, and extended capabilities that help our customers achieve enhanced value in modern enterprise cloud environments.

Research and Development

Our research and development team consists of technical engineering, product management, and user experience, and is responsible for the design, architecture, creation, and quality of our platform. We invest substantial resources in research and development to enhance our platform features and functionalities and expand the services we offer. We believe the timely development of new, and the enhancement of our existing, services and platform features is essential to maintaining our competitive position, and we continually incorporate suggestions, feedback, and new use cases from our community and customers into our platform. Our research and development team works closely with our technical operations team to ensure the successful deployment and monitoring of our platform to provide a platform that is available, reliable, and stable, as well as with our customer success team to collect user feedback to enhance our development process. We utilize an agile development process to deliver numerous software releases each year and hundreds of minor releases, fixes, and updates. Our research and development organization is distributed across the United States, India, and Poland, which we believe is a strategic advantage for us, allowing us to develop our platform capabilities more efficiently.

Competition

The markets in which we compete are competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing service offerings. Our competitors and potential competitors include providers of tools such as analytics, enterprise and open source search, SIEM, monitoring, and other software offerings that customers may perceive as substitutes for our platform. Our primary competitors include Splunk and Elastic. Other competitors include Datadog and New Relic, cloud infrastructure providers such as Amazon Web Services, Microsoft Azure, or Azure, Google Cloud Platform, or GCP, and various private companies. We expect competition to increase as other established and emerging companies enter this market, as customer requirements evolve, and as new service offerings and technologies are introduced.

The principal competitive factors for companies in our industry are:

•cloud-native, multi-tenant architecture;

•ability to ingest and manage a broad variety and large volume of data;

•platform functionality, including speed, scale, and relevance;

•ease of deployment and ease of use;

•ability to address a variety of evolving customer needs and use cases;

•enterprise-grade technology that is secure and reliable;

•scale and reach of customer base and level of platform adoption;

•quality of training, consulting, and customer support;

•strength of sales and marketing efforts;

•brand awareness, reputation, and customer satisfaction; and

•flexible packaging and total cost of ownership.

We believe that we compare favorably on the basis of the factors listed above. Our industry requires constant change and innovation, and we plan to continue to evolve our platform technology to empower our customers to monitor and troubleshoot application and infrastructure performance in real time, act on threats instantly, and make smarter business decisions. However, we could face significant risks to our business, financial condition, and results of operations as a result of competition.1

Intellectual Property

Our success depends in part upon our ability to safeguard our core technology and other intellectual property protection for our technology, inventions, improvements, proprietary rights, and other assets. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. As of January 31, 2021, we owned 22 issued U.S. patents, four issued non-U.S. patents, 16 U.S. patent applications, no pending U.S. provisional patent applications, and seven non-U.S. patent applications. Our issued U.S. patents, and any patents that may issue from our pending applications, would be scheduled to expire at dates ranging between June 2031 and August 2038, excluding any additional term for patent term adjustments or extensions. In addition, as of January 31, 2021, we owned 14 registered trademarks in the United States, no pending trademark applications in the United States, as well as 22 registered trademarks in non-U.S. jurisdictions and 8 pending trademark applications in various non-U.S. jurisdictions. We also license software from third parties for integration into our platform, including open source software and other software available on commercially reasonable terms.

Additionally, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by entering into confidentiality agreements with our employees, consultants, vendors, and customers, and generally limiting access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our offerings or obtain and use information that we regard as proprietary. Policing unauthorized use of our technology is difficult and time consuming. Third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. The laws, procedures, and restrictions on which we rely may provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties may assert claims of infringement, misappropriation, and other violations of intellectual property against us, our customers, or our channel partners, with whom our agreements may obligate us to indemnify against these claims.2

1 See the section titled “Risk Factors—We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations” for additional information.
2 See the section titled “Risk Factors—Claims by others that we infringed their proprietary technology or other intellectual property rights would harm our business” for additional information.

Employees and Human Capital

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees and consultants. In addition to competitive base salaries and cash compensation, the principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In addition to traditional employee benefits, we have implemented a number of innovative initiatives to support the well-being of our employee base.

As of January 31, 2021, we had a total of 759 employees located in 13 countries. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in March 2010. Our principal executive offices are located at 305 Main Street, Redwood City, California 94063, and our telephone number is (650) 810-8700. Our website address is www.sumologic.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investor.sumologic.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, our Twitter account (@SumoLogic), our Facebook page, our LinkedIn page, public conference calls, and webcasts in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Industry and Business

Our revenue growth rate and financial performance in recent periods may not be indicative of future performance, and we expect our revenue growth rate to decline compared to prior fiscal years.
We have experienced rapid revenue growth in recent periods. For example, our revenue was $103.6 million, $155.1 million, and $202.6 million for the years ended January 31, 2019, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and are likely to decline, due to global societal and economic disruption as a result of the COVID-19 pandemic.

We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $47.8 million, $92.1 million, and $80.3 million for the years ended January 31, 2019, 2020 and 2021, respectively. As of January 31, 2021, we had an accumulated deficit of $397.8 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our inability to convert new organizations into paying customers, our inability to negotiate terms favorable to us, our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to develop or expand relationships with channel or technology partners, our inability to convert initial adoption into ongoing utilization of our platform, and our failure to successfully deliver our platform and provide quality customer support once delivered.
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
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. In particular, governmental authorities have instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located, which policies require most of our employees to work remotely. Even once shelter-in-place policies or other governmental restrictions are lifted, we expect to take a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact employee recruiting, productivity, training and development, and collaboration, or otherwise disrupt our business operations. The extent and duration of working remotely may also affect our ability to attract and retain employees, manage employee expectations regarding returning to offices, and expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, in the first half of fiscal 2021, we took a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including effecting a hiring pause, implementing a reduction in executive salaries, and implementing headcount reductions across our company, and we may be required to take similar actions in the future.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2019, 2020, and 2021. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
We are a rapidly growing company, and our future growth depends, in part, on our ability to continue to meet the expanding needs of our customers and to attract new customers. We had 2,164 customers as of January 31, 2021. As existing customers gain more experience with our platform, they may broaden their reliance on our platform, which may require that we expand our operations infrastructure as well as our dependence on third parties to support that infrastructure. To manage this growth effectively, we will need to continue to improve and expand our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy offerings from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. Any future growth would add complexity to our organization and require effective coordination across our organization, and failure to manage such future growth effectively could result in increased costs. If we do not accurately predict our architecture requirements, our existing customers may experience delays, interruptions, or service outages that may subject us to financial liabilities or customer losses. If we are unable to effectively manage our growth, our business, financial condition, and results of operations would be adversely affected.

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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Furthermore, our ability to attract and retain employees may be affected by the COVID-19 pandemic and its effects on global workforce patterns and employee expectations regarding returning to offices, and may result in a more geographically distributed workforce than we anticipate. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management, and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.
We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.
We have in the past acquired, and we may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. For example, we acquired Jask Labs Inc., or Jask Labs, in the third quarter of fiscal 2020. We may not successfully integrate Jask Labs’ people or solutions with ours, or achieve market acceptance of our combined solutions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
Additionally, although we have achieved FedRAMP Moderate Authorization, any change in our FedRAMP certification would impede our ability to enter into contracts with government entities. If we do not successfully manage our FedRAMP certification, our sales to governments and governmental agencies could be delayed or limited, and as a result, our business, financial condition, and results of operations would be adversely affected.
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
We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or geography. Any economic downturns of the general economy or industries in which we operate would adversely affect our business, financial condition, and results of operations. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related social and economic impacts spread.
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
Risks Related to Privacy, Cybersecurity, Intellectual Property, and Technical Infrastructure
Any actual or perceived security or privacy breach could interrupt our operations, harm our reputation and brand, result in financial exposure, and lead to loss of user confidence in us or decreased use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
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

Risks Related to Legal and Regulatory Matters
We may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
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
We endeavor to comply with all applicable employment laws. However, the scope and interpretation of these laws are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. From time to time, we may be subject to litigation or threats of litigation regarding such varying rules and standards. For example, in September 2019, attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which we disputed. In response, we mediated the dispute, and in August 2020, we entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in us paying approximately $4.5 million in the first quarter of fiscal 2022 to resolve the class-wide claims, which included claims for employee misclassification and related federal and state claims, civil penalties under California’s Private Attorneys General Act of 2004, as well as claims for failure to pay overtime, provide meal and rest breaks, pay timely wages, and provide accurate wage statements, and claims for alleged unlawful business practices.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
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
There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher taxes in countries where such rules are applicable.
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
As of January 31, 2021, we had $360.0 million of federal and $213.4 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030 for federal and California purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have had an ownership change as a result of our IPO in September 2020 which could result in Section 382 limitation through January 31, 2021. However, we do not expect any resulting limitations on our ability to utilize NOLs or other tax attributes..
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2020 or January 31, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Risks Relating to Financial and Accounting Matters
Remaining performance obligations and calculated billings may not be accurate indicators of business activity within a period.
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
We also intend to increase our investment in research and development, sales and marketing, and general and administrative functions, and other areas to grow our business. These costs are generally expensed as incurred (with the exception of sales commissions), as compared to our revenue, substantially all of which is recognized ratably in future periods. We may recognize the costs associated with such increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our financial condition and results of operations.
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
Our loan and security agreement contains a number of covenants that limit our ability to, among other things, transfer or dispose of assets, pay dividends or make distributions, incur additional indebtedness, create liens, make investments, loans and acquisitions, engage in transactions with affiliates, merge or consolidate with other companies, and sell substantially all of our assets. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of January 31, 2021, we had no outstanding loan balance under this facility.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include those related to revenue recognition, the period of benefit for deferred sales commissions, assumptions used for estimating the fair value of common stock to calculate stock-based compensation (prior to the closing of the IPO), capitalization of internal-use software costs, valuation of goodwill and intangible assets, allowance for doubtful accounts, and valuation allowances associated with income taxes. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
We may fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
As of the third quarter of fiscal 2021, management believes that these and other actions taken have been fully implemented and are operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously-identified material weakness in our internal control over financial reporting has been remediated. However, while the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
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
Risks Relating to Ownership of our Common Stock and Governance Matters
Our executive officers, directors, and holders of 5% or more of our common stock continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
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
•sales of shares of our common stock by us or our stockholders;
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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could cause our stock price to decline and impair our ability to raise capital through the sale of additional equity securities.

Sales of a substantial number of shares of our common stock in the public market could occur at any time beginning on March 16, 2021. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

In addition, certain of our stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. Sales of our common stock pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 100,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.
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
General Risk Factors
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is in Redwood City, California, where we currently lease approximately 56,000 square feet under a lease agreement that expires in 2023. We also lease and license facilities in the United States in Austin; Denver; and New York; and

internationally in Sydney, Australia; Noida, India; Tokyo, Japan; Warsaw and Krakow, Poland; Seoul, South Korea; and London, United Kingdom.
We believe that our facilities are suitable to meet our current needs. However, we intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. For example, in September 2019, attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which we disputed. In response, we mediated the dispute, and in August 2020, we entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in us paying approximately $4.5 million in the first quarter of fiscal 2022 to resolve the class-wide claims, which included claims for employee misclassification and related federal and state claims, civil penalties under California’s Private Attorneys General Act of 2004, as well as claims for failure to pay overtime, provide meal and rest breaks, pay timely wages, and provide accurate wage statements, and claims for alleged unlawful business practices.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock began trading on The Nasdaq Global Select Market under the symbol “SUMO” on September 17, 2020. Prior to that date, there was no public market for our common stock.
Holders of Record

As of January 31, 2021, there were approximately 600 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2021 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other securities during the fourth quarter of our fiscal year ended January 31, 2021.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from September 17, 2020 (the date our common stock commenced trading on the NASDAQ through January 31, 2021 with (ii) the cumulative total return of the S&P 500 Index and S&P 500 Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 17, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 17, 2020 of $26.88 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$140
$120
$100
$80
$60
$40
$20
$0
9/17/20
9/30/20
10/30/20
11/30/20
12/31/20
1/29/21
SUMO
S&P500 Index
S&P500 Software and Services

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended January 31, 2021, 2020, and 2019 and the consolidated balance sheet data as of January 31, 2021 and 2020, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of January 31, 2019 has been derived from our audited consolidated financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Revenue	$202,637	$155,056	$103,642
Cost of revenue(1)(2)	56,492	44,498	29,010
Gross profit	146,145	110,558	74,632
Operating expenses:
Research and development(1)	70,206	52,462	36,240
Sales and marketing(1)(3)	109,190	107,239	72,218
General and administrative(1)	44,408	37,263	14,347
Impairment of capitalized internal-use software	—	6,689	—
Total operating expenses	223,804	203,653	122,805
Loss from operations	(77,659)	(93,095)	(48,173)
Interest and other (expense) income, net	(419)	1,982	1,096
Interest expense	(703)	(123)	(105)
Loss before provision for income taxes	(78,781)	(91,236)	(47,182)
Provision for income taxes	1,516	901	607
Net loss	$(80,297)	$(92,137)	$(47,789)

Net loss per share, basic and diluted	$(1.65)	$(6.18)	$(3.88)

Weighted-average shares used to compute net loss per share, basic and diluted	48,805	14,907	12,314
____________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Cost of revenue(b)	$510	$179	$52
Research and development(a)(b)	13,728	5,940	1,609
Sales and marketing(b)	11,532	5,791	1,856
General and administrative(b)	15,181	10,124	3,060
Total stock-based compensation	$40,951	$22,034	$6,577
(a)See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the capitalized stock-based compensation expense related to internal-use software development costs.
(b)See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the incremental stock-based compensation expense related to transfers of our common stock by our current and former employees to existing investors for amounts over the estimated fair value at the date of the transaction.

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$6,759	$2,569	$317
Total amortization	$6,759	$2,569	$317
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $1.5 million and $4.5 million, during the year ended January 31, 2021 and 2020, respectively. Of the aggregate $6.0 million, approximately $4.5 million was paid as part of a settlement agreement in the first quarter of fiscal 2022. For more information, see the section titled “Legal Proceedings.”
Consolidated Balance Sheet Data

	As of January 31,
	2021	2020	2019

	(in thousands)
Cash and cash equivalents	$404,140	$101,513	$65,631
Working capital(1)	344,537	33,080	21,174
Total assets	570,507	237,761	113,565
Deferred revenue	106,701	88,685	66,067
Redeemable convertible preferred stock	—	340,167	234,095
Total stockholders’ equity (deficit)	431,412	(220,574)	(202,464)
____________
(1)Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2021, 2020, and 2019 are referred to herein as fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
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
Our go-to-market strategy consists of self-service adoption through our website, an inside sales team, a field sales team, and a partner channel. We offer free trials that enable potential customers to experience the benefits of our platform, and we see significant conversion from our trial users to paid customers, with approximately one-third of our new customers in fiscal 2021 having been free trial users who converted into paying customers. We leverage our user community to proactively identify trends, gather global insights, and create new use cases, thereby empowering us to deliver out-of-the-box value to our customers. We employ a land-and-expand business model centered around our platform offerings, which have a rapid time to value for our customers and are easily extensible to multiple use cases across a business. We utilize the analytical capabilities of our platform and our customer success team to understand how our customers use, and how they would benefit from expanding their use of, our platform. This understanding helps us successfully upsell and cross sell to our existing customers.
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For fiscal 2021, 2020, and 2019, our revenue was $202.6 million, $155.1 million, and $103.6 million, respectively, representing year-over-year growth rates of 31% and 50% respectively. We generated GAAP operating losses of $77.7 million, $93.1 million, and $48.2 million for fiscal 2021, 2020, and 2019, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, and impairment of capitalized internal-use software. We generated non-GAAP operating losses of $29.9 million, $58.8 million, and $41.3 million for fiscal 2021, 2020, and 2019, respectively. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. We believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The recent global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. As businesses transition to the public cloud and with the increasing number of cloud-native businesses, continuous intelligence will become even more of a strategic imperative. We believe this growing adoption of cloud infrastructure across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of January 31, 2021, we had 2,164 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we expect that our ability to add new customers may be negatively impacted by current economic uncertainty in light of the COVID-19 pandemic. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate has fluctuated between approximately 120% and 130% for each of the past eleven quarters through the end of our third quarter of fiscal 2021. In the fourth quarter of fiscal 2021, our dollar-based net retention rate declined a few percentage points below 120%. The decline was driven by the combination of slower than historical expansion in the install base and higher than expected churn. We anticipate that our dollar-based net retention rate may continue to decline and it will take several quarters before we start to see sustained improvement in our dollar-based net retention rate. Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 358, 323, and 234 as of January 31, 2021, 2020, and 2019, respectively. In addition, we saw growth in customers with greater than $1 million of ARR, which was 31, 25, and 17 as of January 31, 2021, 2020, and 2019, respectively.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 16% of our revenue outside the United States in each of fiscal 2021, 2020, and 2019. We believe that global demand for Continuous Intelligence and for the functionality of our platform will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, or APJ, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our over 175 international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Acquisition of Jask Labs Inc.
On October 25, 2019, we completed the acquisition of Jask Labs, a privately-held software company that offers a cloud-native security analytics solution. The acquisition brought together our platform, including our cloud SIEM and security compliance solutions, with Jask Labs’ security analytics solution to deliver an integrated, cloud-native security intelligence solution. The aggregate purchase consideration was $55.1 million, of which $11.2 million was paid in cash, $43.3 million was comprised of 3,573,659 shares of common stock, and $0.6 million was comprised of assumed options to purchase 265,075 shares of common stock.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one year, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted less than 1% of our total revenue for fiscal 2021, 2020, and 2019.
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

Interest and Other (Expense) Income, Net
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Revenue	$202,637	$155,056	$103,642
Cost of revenue(1)(2)	56,492	44,498	29,010
Gross profit	146,145	110,558	74,632
Operating expenses:
Research and development(1)	70,206	52,462	36,240
Sales and marketing(1)(3)	109,190	107,239	72,218
General and administrative(1)	44,408	37,263	14,347
Impairment of capitalized internal-use software	—	6,689	—
Total operating expenses	223,804	203,653	122,805
Loss from operations	(77,659)	(93,095)	(48,173)
Interest and other (expense) income, net	(419)	1,982	1,096
Interest expense	(703)	(123)	(105)
Loss before provision for income taxes	(78,781)	(91,236)	(47,182)
Provision for income taxes	1,516	901	607
Net loss	$(80,297)	$(92,137)	$(47,789)
____________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019
		(in thousands)
Cost of revenue(a)	$510	$179	$52
Research and development(a)(b)	13,728	5,940	1,609
Sales and marketing(a)	11,532	5,791	1,856
General and administrative(a)	15,181	10,124	3,060
Total stock-based compensation	$40,951	$22,034	$6,577
(a)See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the incremental stock-based compensation expense related to transfers of our common stock by our current and former employees to existing investors for amounts over the estimated fair value at the date of the transaction.
(b)See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the capitalized stock-based compensation expense related to internal-use software development costs.

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$6,759	$2,569	$317
Total amortization	$6,759	$2,569	$317
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $1.5 million and $4.5 million, during the year ended January 31, 2021 and 2020, respectively, for additional compensation and other costs related to the employment status of certain current and former employees. Of the aggregate $6.0 million, approximately $4.5 million was paid as part of a settlement agreement in the first quarter of fiscal 2022. For more information, see the section titled “Legal Proceedings.”
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	28	29	28
Gross profit	72%	71%	72%
Operating expenses:
Research and development	35	34	35
Sales and marketing	54	69	70
General and administrative	21	24	14
Impairment of capitalized internal-use software	—	4	—
Total operating expenses	110%	131%	118%
Loss from operations	(38)	(60)	(46)
Interest and other (expense) income, net	—	—	1
Interest expense	(1)	—	—
Loss before provision for income taxes	(39)	(59)	(46)
Provision for income taxes	1	1	1
Net loss	(40)%	(59)%	(46)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Fiscal 2021 and Fiscal 2020
Revenue

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Revenue	$202,637	$155,056	$47,581	31%
Revenue increased by $47.6 million, or 31%, for fiscal 2021 compared to fiscal 2020. This increase included an increase in revenue from our current largest revenue customer, which represented $15.2 million in revenue for fiscal 2021 compared to $10.9 million in fiscal 2020. Excluding the revenue from this customer, the increase in revenue for fiscal 2021 compared to fiscal 2020 would have been 30%. We estimate that approximately 90% of the increase in revenue was attributable to growth from existing customers, and the remaining approximately 10% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 358 as of January 31, 2021 from 323 as of January 31, 2020.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Cost of revenue	$56,492	$44,498	$11,994	27%
Gross profit	146,145	110,558	35,587	32%
Gross margin	72%	71%
Cost of revenue increased by $12.0 million, or 27%, for fiscal 2021 compared to fiscal 2020. The increase in cost of revenue was primarily due to an $8.0 million increase in third-party hosting fees, other services, and personnel costs related to providing access to and supporting our platform, and a $4.2 million increase in amortization of acquired intangible assets primarily as a result of our acquisition of Jask Labs. Our gross profit increased $35.6 million while gross margin increased 1% primarily as a result of an initiative to optimize our cloud infrastructure costs and platform efficiency.
Research and Development

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Research and development	$70,206	$52,462	$17,744	34%
Percentage of revenue	35%	34%
Research and development expenses increased by $17.7 million, or 34%, for fiscal 2021 compared to fiscal 2020. The increase in research and development expenses was primarily driven by a $18.9 million increase in personnel and related expenses associated with fluctuations in headcount, including an increase in allocated overhead costs, of which $7.8 million was related to stock-based compensation expense. This increase in personnel and related costs also included a $4.2 million decrease in capitalized internal-use software. This increase was partially offset by a $0.6 million decrease in events due to the COVID-19 pandemic. In addition, there was a $0.5 million decrease in software, hardware, and cloud infrastructure fees for staging and development as a result of an initiative to optimize our cloud infrastructure costs and platform efficiency.
Sales and Marketing

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Sales and marketing	$109,190	$107,239	$1,951	2%
Percentage of revenue	54%	69%
Sales and marketing expenses increased by $2.0 million, or 2%, for fiscal 2021 compared to fiscal 2020. The increase in sales and marketing expenses was primarily driven by a $9.5 million increase in personnel and related expenses associated with fluctuations in headcount, including an increase in allocated overhead costs, of which $5.7 million was related to stock-based compensation expense. This increase in personnel and related costs was partially offset by a $2.9 million decrease in travel related expenses due to the COVID-19 pandemic, as well as a non-recurring $3.0 million expense related to compensation and other costs related to the employment status of certain current and former employees recorded during fiscal 2020. In addition, we had a $2.7 million increase related to cloud hosting fees for our customer free trials and customer proofs of value in addition to increased software costs, which was offset by a $3.7 million decrease in third-party public relations, marketing services, and professional services as a result of our annual user conference, Illuminate, being held virtually in fiscal 2021 as well as other decreased spending related to the COVID-19 pandemic.

General and Administrative

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
General and administrative	$44,408	$37,263	$7,145	19%
Percentage of revenue	21%	24%
General and administrative expenses increased by $7.1 million, or 19%, for fiscal 2021 compared to fiscal 2020. The increase in general and administrative expenses was primarily driven by a $8.0 million increase in personnel and related expenses due to an increase in cost per head and fluctuations in headcount, of which $5.1 million was related to stock-based compensation expense. In addition, insurance, fees and property taxes increased by $2.4 million. These increases were partially offset by a decrease in professional services of $3.8 million, primarily related to the acquisition-related expenses for our acquisition of Jask Labs in the third quarter of fiscal 2020.
Impairment of Capitalized Internal-Use Software
Impairment of capitalized-internal use software was $0 for fiscal 2021 compared to $6.7 million for fiscal 2020. During the fourth quarter of fiscal 2020, we determined that certain previously developed internal-use software would no longer be integrated with the Company’s platform due to a change in product strategy after the acquisition of Jask Labs and would no longer be placed into service.
Interest and Other (Expense) Income, Net

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest and other (expense) income, net	$(419)	$1,982	$(2,401)	(121)%
Interest and other (expense) income, net decreased by $2.4 million, or 121%, for fiscal 2021 compared to fiscal 2020. The decrease in interest and other (expense) income, net was primarily driven by a $2.3 million decrease in interest income due to lower interest rates compared to the prior period. Fiscal 2021 also included realized foreign currency losses of $0.4 million and a loss on the fair value of our redeemable convertible preferred stock warrants of $0.3 million.
Interest Expense

	Year Ended January 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest expense	$(703)	$(123)	$(580)	472%
Interest expense increased by $0.6 million for fiscal 2021 compared to fiscal 2020. The increase in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in fiscal 2021, which was fully repaid in fiscal 2021.
Comparison of Fiscal 2020 and Fiscal 2019
Revenue

	Year Ended January 31,
	2020	2019	Change	% Change

	(dollars in thousands)
Revenue	$155,056	$103,642	$51,414	50%
Revenue increased by $51.4 million, or 50%, for fiscal 2020 compared to fiscal 2019. This increase included an increase in revenue from our current largest revenue customer, which represented $10.9 million in revenue for fiscal 2020 compared to $2.1 million in fiscal 2019. Excluding the revenue from this customer, the increase in revenue for fiscal 2020 compared to fiscal 2019 would have been 42%. We estimate that approximately 90% of the increase in revenue was attributable to growth from existing customers, and the remaining approximately 10% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 323 as of January 31, 2020 from 234 as of January 31, 2019.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,
	2020	2019	Change	% Change

	(dollars in thousands)
Cost of revenue	$44,498	$29,010	$15,488	53%
Gross profit	110,558	74,632	35,926	48%
Gross margin	71%	72%
Cost of revenue increased by $15.5 million, or 53%, for fiscal 2020 compared to fiscal 2019. The increase in cost of revenue was primarily due to an increase of $12.7 million in third-party hosting fees and other services related to providing access to and supporting our platform and an increase in amortization of acquired intangible assets of $2.3 million primarily as a result of our acquisition of Jask Labs. Our gross profit increased $35.9 million while gross margin decreased 1% primarily as a result of increased amortization of acquired intangible assets.
Research and Development

	Year Ended January 31,
	2020	2019	Change	% Change

	(dollars in thousands)
Research and development	$52,462	$36,240	$16,222	45%
Percentage of revenue	34%	35%
Research and development expenses increased by $16.2 million, or 45%, for fiscal 2020 compared to fiscal 2019. The increase in research and development expenses was primarily driven by a $13.5 million increase in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, net of an increase in capitalized internal-use software of $4.2 million, and an increase of $1.5 million in stock-based compensation related to transfers of our common stock by current employees to existing investors for amounts over the estimated fair value at the date of the transaction. In addition, we had a $2.1 million increase in software, hardware, and cloud infrastructure fees for staging and development to support the growth of the business and related infrastructure.
Sales and Marketing

	Year Ended January 31,
	2020	2019	Change	% Change

	(dollars in thousands)
Sales and marketing	$107,239	$72,218	$35,021	48%
Percentage of revenue	69%	70%
Sales and marketing expenses increased by $35.0 million, or 48%, for fiscal 2020 compared to fiscal 2019. The increase in sales and marketing expenses was primarily driven by a $28.7 million increase in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, $0.7 million in stock-based compensation related to transfers of our common stock by current employees to existing investors for amounts over the estimated fair value at the date of the transaction, and $4.5 million of compensation and other costs related to the employment status of certain current and former employees. In addition, we had an increase of $4.1 million related to advertising, marketing, and promotional activities.

General and Administrative

	Year Ended January 31,
	2020	2019	Change	% Change

	(dollars in thousands)
General and administrative	$37,263	$14,347	$22,916	160%
Percentage of revenue	24%	14%
General and administrative expenses increased by $22.9 million, or 160%, for fiscal 2020 compared to fiscal 2019. The increase in general and administrative expenses was primarily driven by a $13.6 million increase in personnel and related expenses directly associated with an increase in headcount, including an increase of $2.3 million in stock-based compensation related to transfers of our common stock by current and former employees to existing investors for amounts over the estimated fair value at the date of the transaction. In addition, fees for professional services increased by $8.3 million as we leveraged external legal, accounting, and other consulting services to support our growth and public company readiness initiatives, $3.0 million of which was attributed to acquisition-related expenses.
Impairment of Capitalized Internal-Use Software
Impairment of capitalized-internal use software was $6.7 million for fiscal 2020 compared to $0 for fiscal 2019. During the fourth quarter of fiscal 2020, we determined that certain previously developed internal-use software would no longer be integrated with the Company’s platform due to a change in product strategy after the acquisition of Jask Labs and would no longer be placed into service.
Interest and Other (Expense) Income, Net

	Year Ended January 31,
	2020	2019	Change	% Change

	(dollars in thousands)
Interest and other (expense) income, net	$1,982	$1,096	$886	81%
Interest and other (expense) income, net increased by $0.9 million, or 81%, for fiscal 2020 compared to fiscal 2019. The increase in interest and other (expense) income, net was primarily driven by an increase in interest income of $1.3 million from our cash and cash equivalents balance.
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

	Year Ended January 31,
	2021	2020	2019

	(dollars in thousands)
Gross profit	$146,145	$110,558	$74,632
Add: Stock-based compensation expense	510	179	52
Add: Amortization of acquired intangible assets	6,759	2,569	317
Non-GAAP gross profit	$153,414	$113,306	$75,001

Gross margin	72%	71%	72%
Non-GAAP gross margin	76%	73%	72%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, and impairment of capitalized internal-use software.

	Year Ended January 31,
	2021	2020	2019

	(dollars in thousands)
Loss from operations	$(77,659)	$(93,095)	$(48,173)
Add: Stock-based compensation expense	40,951	22,034	6,577
Add: Amortization of acquired intangible assets	6,759	2,569	317
Add: Acquisition-related expenses	—	3,005	—
Add: Impairment of capitalized internal-use software	—	6,689	—
Non-GAAP operating loss	$(29,949)	$(58,798)	$(41,279)

Operating margin	(38)%	(60)%	(46)%
Non-GAAP operating margin	(15)%	(38)%	(40)%

Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, and impairment of capitalized internal-use software.

	Year Ended January 31,
	2021	2020	2019

	(dollars in thousands)
Net loss	$(80,297)	$(92,137)	$(47,789)
Add: Stock-based compensation expense	40,951	22,034	6,577
Add: Amortization of acquired intangible assets	6,759	2,569	317
Add: Acquisition-related expenses	—	3,005	—
Add: Impairment of capitalized internal-use software	—	6,689	—
Non-GAAP net loss	$(32,587)	$(57,840)	$(40,895)
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

	Year Ended January 31,
	2021	2020	2019

	(dollars in thousands)
Cash used in operating activities	$(47,179)	$(48,569)	$(22,127)
Less: Purchases of property and equipment	(1,138)	(2,068)	(467)
Less: Capitalized internal-use software	(1,205)	(5,588)	(1,077)
Free cash flow	$(49,522)	$(56,225)	$(23,671)

Cash used in investing activities	$(2,343)	$(23,385)	$(1,544)
Cash provided by financing activities	$351,986	$108,135	$1,654

Quarterly Results of Operations Data
The following tables set forth selected unaudited quarterly consolidated results of operations for each of the quarters indicated. The information for each of these quarters has been prepared in accordance with GAAP on the same basis as our audited annual consolidated financial statements and includes, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Revenue	$54,152	$51,868	$49,415	$47,202	$44,311	$40,513	$37,776	$32,456
Cost of revenue(1)(2)	14,352	13,601	14,113	14,426	15,347	11,212	9,110	8,829
Gross profit	39,800	38,267	35,302	32,776	28,964	29,301	28,666	23,627
Operating expenses:
Research and development(1)	18,450	18,753	15,304	17,699	17,068	14,029	11,204	10,161
Sales and marketing(1)(3)	28,656	26,904	24,174	29,456	30,371	30,382	24,070	22,416
General and administrative(1)	12,312	15,507	7,512	9,077	9,122	14,193	7,586	6,362
Impairment of capitalized internal-use software	—	—	—	—	6,689	—	—	—
Total operating expenses	59,418	61,164	46,990	56,232	63,250	58,604	42,860	38,939
Loss from operations	(19,618)	(22,897)	(11,688)	(23,456)	(34,286)	(29,303)	(14,194)	(15,312)
Interest and other (expense) income, net	(170)	(322)	(155)	228	371	726	614	271
Interest expense	(49)	(290)	(205)	(159)	(57)	(40)	(2)	(24)
Loss before provision for income taxes	(19,837)	(23,509)	(12,048)	(23,387)	(33,972)	(28,617)	(13,582)	(15,065)
Provision for income taxes	752	417	169	178	544	2	166	189
Net loss	$(20,589)	$(23,926)	$(12,217)	$(23,565)	$(34,516)	$(28,619)	$(13,748)	$(15,254)

Net loss per share, basic and diluted	$(0.20)	$(0.43)	$(0.66)	$(1.28)	$(1.95)	$(1.95)	$(1.00)	$(1.14)

Weighted-average shares used to compute net loss per share, basic and diluted	101,700	55,816	18,649	18,392	17,737	14,650	13,816	13,373
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Cost of revenue	$196	$213	$39	$62	$83	$50	$25	$21
Research and development	4,122	5,728	1,849	2,029	1,987	2,474	796	683
Sales and marketing	3,669	4,747	1,589	1,527	1,925	1,960	1,083	823
General and administrative	4,298	8,255	1,179	1,449	1,478	5,244	1,498	1,904
Total stock-based compensation	$12,285	$18,943	$4,656	$5,067	$5,473	$9,728	$3,402	$3,431
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Cost of revenue	$1,642	$1,706	$1,706	$1,705	$2,007	$342	$141	$79
Total amortization	$1,642	$1,706	$1,706	$1,705	$2,007	$342	$141	$79

(3)During the three months ended April 30, 2020 and three months ended October 31, 2019, we recorded sales and marketing expenses of $1.5 million and $4.5 million, respectively, for additional compensation and other costs related to the employment status of certain current and former employees. Of the aggregate $6.0 million, approximately $4.5 million was paid as part of a settlement agreement in the first quarter of fiscal 2022. For more information, see the section titled “Business—Legal Proceedings.”
All values from the statements of operations, expressed as percentage of revenue, were as follows:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	27	26	29	31	35	28	24	27
Gross profit	73%	74%	71%	69%	65%	72%	76%	73%
Operating expenses:
Research and development	34	36	31	37	39	35	30	31
Sales and marketing	53	52	49	62	69	75	64	69
General and administrative	23	30	15	20	21	35	20	20
Impairment of capitalized internal-use software	—	—	—	—	15	—	—	—
Total operating expenses	110%	118%	95%	119%	143%	145%	113%	120%
Loss from operations	(36)	(44)	(24)	(50)	(77)	(72)	(38)	(47)
Interest and other (expense) income, net	(1)	(1)	—	—	1	2	2	1
Interest expense	—	—	—	—	—	—	—	—
Loss before provision for income taxes	(37)	(45)	(24)	(50)	(77)	(71)	(36)	(46)
Provision for income taxes	1	1	1	—	1	—	1	1
Net loss	(38)%	(46)%	(25)%	(50)%	(78)%	(71)%	(36)%	(47)%
______________
Note: Certain figures may not sum due to rounding.
Quarterly Revenue Trends
Our quarterly revenue increased sequentially in each of the periods presented above due primarily to increases in the number of customers purchasing our subscriptions as well as additional sales to existing customers. We generally experience seasonality based on when we enter into agreements with customers, which has historically been the most frequent in our fourth quarter, and our quarterly results of operations generally fluctuate from quarter to quarter depending on customer buying habits. This seasonality is reflected to a lesser extent, and sometimes is not immediately apparent, in revenue due to the fact that we recognize subscription revenue ratably over the term of the subscription.
Quarterly Cost of Revenue, Gross Profit, and Gross Margin Trends
Our quarterly cost of revenue, gross profit, and gross margins fluctuate based on timing of our investments in our platform infrastructure and customer support personnel to support the growth in our customer base. Subsequent to January 31, 2020, our gross margin has generally increased each quarter primarily as a result of an initiative to optimize our cloud infrastructure costs and platform efficiencies. During the quarter ended January 31, 2020, our gross margin decreased as a result of an increase in third-party hosting fees and other services related to providing access to and supporting our platform and an increase in amortization of acquired intangible assets primarily due to the acquisition of Jask Labs. We will continue to invest in third-party hosting infrastructure and our customer support organizations to expand the capability of our platform and ensure that our customers are realizing the full benefit of our offerings.
Quarterly Operating Expense Trends
In general, our sales and marketing, research and development, and general and administrative expenses have increased over the periods presented above as we increased our headcount to support growth and expansion in the business. Our total operating expenses increased during the three months ended October 31, 2020, due to a cumulative stock-based compensation charge of $10.9 million related to the liquidity event performance-based vesting condition was deemed probable of occurring, for our outstanding RSUs, during the quarter. Our total operating expenses decreased during the three months ended July 31, 2020, primarily as a result of lower overall expenses due to the reduction in headcount and slowdown in events, travel, and marketing spend due to the COVID-19 pandemic. During the three months ended April 30, 2020, we recorded an additional $1.5 million in sales and marketing expenses for compensation and other costs related to the employment status of certain current and former employees. During the three months ended October 31, 2019, we recorded $4.5 million in sales and marketing expenses for compensation and other costs related to the employment status of certain current and former employees.
During each of the periods presented below, current and former employees made transfers of our common stock for amounts over the estimated fair value at the date of the transaction. We recorded stock-based compensation expense for these transfers as shown in the table below.

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Cost of revenue	$—	$—	$—	$—	$—	$20	$—	$—
Research and development	—	—	—	—	—	1,497	—	—
Sales and marketing	—	—	—	—	—	660	—	—
General and administrative	—	—	—	277	—	2,567	431	999
Total	$—	$—	$—	$277	$—	$4,744	$431	$999
Quarterly Non-GAAP Results of Operations Data
The following table provides a reconciliation of non-GAAP gross profit and non-GAAP gross margin to the most comparable GAAP measures, gross profit and gross margin, respectively, for each of the periods presented. See “Non-GAAP Financial Measures” for a description of the non-GAAP measures and their limitations as an analytical tool.

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(dollars in thousands)
Gross profit	$39,800	$38,267	$35,302	$32,776	$28,964	$29,301	$28,666	$23,627
Add: Stock-based compensation expense	196	213	39	62	83	50	25	21
Add: Amortization of acquired intangible assets	1,642	1,706	1,706	1,705	2,007	342	141	79
Non-GAAP gross profit	$41,638	$40,186	$37,047	$34,543	$31,054	$29,693	$28,832	$23,727

Gross margin	73%	74%	71%	69%	65%	72%	76%	73%
Non-GAAP gross margin	77%	77%	75%	73%	70%	73%	76%	73%
The following tables provide a reconciliation of non-GAAP operating loss and non-GAAP operating margin to the most comparable GAAP measures, operating loss and operating margin, respectively, for each of the periods presented:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(dollars in thousands)
Loss from operations	$(19,618)	$(22,897)	$(11,688)	$(23,456)	$(34,286)	$(29,303)	$(14,194)	$(15,312)
Add: Stock-based compensation expense	12,285	18,943	4,656	5,067	5,473	9,728	3,402	3,431
Add: Amortization of acquired intangible assets	1,642	1,706	1,706	1,705	2,007	342	141	79
Add: Acquisition-related expenses	—	—	—	—	379	2,626	—	—
Add: Impairment of capitalized internal-use software	—	—	—	—	6,689	—	—	—
Non-GAAP operating loss	$(5,691)	$(2,248)	$(5,326)	$(16,684)	$(19,738)	$(16,607)	$(10,651)	$(11,802)

Operating margin	(36)%	(44)%	(24)%	(50)%	(77)%	(72)%	(38)%	(47)%
Non-GAAP operating margin	(11)%	(4)%	(11)%	(35)%	(45)%	(41)%	(28)%	(36)%

The following table provides a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for each of the periods presented:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Net loss	$(20,589)	$(23,926)	$(12,217)	$(23,565)	$(34,516)	$(28,619)	$(13,748)	$(15,254)
Add: Stock-based compensation expense	12,285	18,943	4,656	5,067	5,473	9,728	3,402	3,431
Add: Amortization of acquired intangible assets	1,642	1,706	1,706	1,705	2,007	342	141	79
Add: Acquisition-related expenses	—	—	—	—	379	2,626	—	—
Add: Impairment of capitalized internal-use software	—	—	—	—	6,689	—	—	—
Non-GAAP net loss	$(6,662)	$(3,277)	$(5,855)	$(16,793)	$(19,968)	$(15,923)	$(10,205)	$(11,744)
The following table provides a reconciliation of free cash flow to the most comparable GAAP measure, cash used in operating activities, for each of the periods presented:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Cash used in operating activities	$(974)	$(18,299)	$(16,783)	$(11,123)	$(18,804)	$(14,223)	$(10,055)	$(5,487)
Less: Purchases of property and equipment	(780)	(168)	(175)	(15)	(119)	(278)	(442)	(1,229)
Less: Capitalized internal-use software	—	(246)	(488)	(471)	(1,296)	(1,671)	(1,357)	(1,264)
Free cash flow	$(1,754)	$(18,713)	$(17,446)	$(11,609)	$(20,219)	$(16,172)	$(11,854)	$(7,980)

Cash used in investing activities	$(780)	$(414)	$(663)	$(486)	$(8,884)	$(9,279)	$(2,729)	$(2,493)
Cash (used in) provided by financing activities	$(1,872)	$328,141	$890	$24,827	$(1,467)	$1,101	$106,616	$1,885
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $397.8 million as of January 31, 2021. In the third quarter of fiscal 2021, we received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million, including the exercise of the underwriters’ option to purchase additional shares. As of January 31, 2021, we had $404.1 million in cash and cash equivalents.
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
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement. Such SVB Agreement amends and restates the Loan Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown under the revolving line of credit in the SVB Agreement accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which

Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of January 31, 2021, we did not have any debt balance outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $252.3 million, of which we expect to recognize revenue of $151.9 million over the next 12 months, with the remaining balance recognized thereafter. As of January 31, 2021, we had deferred revenue of $106.7 million, of which $102.6 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Net cash provided by (used in):
Operating activities	$(47,179)	$(48,569)	$(22,127)
Investing activities	(2,343)	(23,385)	(1,544)
Financing activities	351,986	108,135	1,654
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
Cash used in operating activities for fiscal 2021 of $47.2 million consisted of our net loss of $80.3 million, adjusted for non-cash charges of $61.4 million and net cash outflows of $28.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $41.0 million, amortization of deferred sales commissions of $11.5 million, and depreciation and amortization of $8.3 million. Changes in operating assets and liabilities primarily reflected a $25.8 million increase in deferred sales commissions due to commissions paid on new bookings, a $17.8 million increase in accounts receivable due to new billings outpacing collections during the period and a $6.8 million increase in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. These amounts were partially offset by a $18.0 million increase in deferred revenue resulting from increased billings for subscriptions, a $2.8 million increase in accounts payable and accrued expenses due to timing of payments to vendors, and a $1.3 million increase in other liabilities for payroll taxes, which were deferred under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
Cash used in operating activities for fiscal 2020 of $48.6 million consisted of our net loss of $92.1 million, adjusted for non-cash charges of $42.4 million and net cash inflows of $1.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $22.0 million, amortization of deferred sales commissions of $8.8 million, impairment of capitalized internal-use software of $6.7 million, and depreciation and amortization of $4.3 million. Changes in operating assets and liabilities primarily reflected a $19.9 million increase in deferred revenue resulting from increased billings for subscriptions and a $7.2 million increase in accounts payable and accrued expenses due to timing of payments to vendors. These amounts were partially offset by a $16.1 million increase in deferred sales commissions due to commissions paid on new bookings and a $9.4 million increase in accounts receivable due to billings outpacing collections during the period.
Cash used in operating activities for fiscal 2019 of $22.1 million consisted of our net loss of $47.8 million, adjusted for non-cash charges of $15.9 million and net cash inflows of $9.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of amortization of deferred sales commissions of $7.0 million, stock-based compensation of $6.6 million, and depreciation and amortization of $2.0 million. Changes in operating assets and liabilities primarily reflected a $21.1 million increase in deferred revenue resulting from increased billings for subscriptions, which was partially offset by a $10.7 million increase in deferred sales commissions due to commissions paid on new bookings.

Investing Activities
Cash used in investing activities for fiscal 2021 of $2.3 million consisted of $1.2 million of capitalized internal-use software costs and $1.1 million in purchases of property and equipment related to leasehold improvements and purchases of furniture for our expanded office space and computers for new employees.
Cash used in investing activities for fiscal 2020 of $23.4 million consisted of $15.7 million in cash paid in connection with acquisitions of privately-held companies net of cash and restricted cash acquired, $5.6 million of capitalized internal-use software costs, and $2.1 million in purchases of property and equipment related to leasehold improvements and purchases of furniture and computers for new employees.
Cash used in investing activities for fiscal 2019 of $1.5 million consisted of capitalized internal-use software costs of $1.1 million and $0.5 million in purchases of property and equipment related to leasehold improvements and purchases of furniture and computers for new employees.
Financing Activities
Cash provided by financing activities for fiscal 2021 of $352.0 million primarily consisted of proceeds from the completion of our IPO of $349.2 million, net of underwriting discounts, and proceeds from common stock option exercises of $7.3 million, partially offset by $4.4 million in payments of deferred offering costs associated with our IPO. We also borrowed and repaid the outstanding balance under the SVB Agreement.
Cash provided by financing activities for fiscal 2020 of $108.1 million consisted of net proceeds from the issuance of Series G redeemable convertible preferred stock of $106.1 million and proceeds from common stock option exercises of $4.1 million, partially offset by $2.0 million in payments of deferred offering costs associated with our IPO.
Cash provided by financing activities for fiscal 2019 of $1.7 million primarily consisted of proceeds from common stock option exercises of $1.8 million.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at January 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Year

	(in thousands)
Operating lease commitments.	$12,348	$5,320	$6,623	$405	$—
Hosting commitments	190,341	60,341	130,000	—	—
Other commitments	1,110	1,110	—	—	—
Total	$203,799	$66,771	$136,623	$405	$—
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts.
As of January 31, 2021, our unrecognized tax benefits were $4.2 million, all of which are netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. As a result, these amounts are not included in the table above.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters. Some of these indemnification provisions do not provide for a maximum potential amount of future payments we could be obligated to make. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and consolidated statements of comprehensive loss, or consolidated statements of cash flows.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepared our consolidated financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K, in accordance with GAAP. In preparation of these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by management; therefore, actual results could differ from the estimated made by management. We refer to accounting estimates of this type as critical accounting policies and estimates, which are disclosed below.
Revenue Recognition
We recognize revenue from contracts with customers using the five-step method described in Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We generate revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Our subscription arrangements with customers do not provide the customer with the right to take possession of our cloud-native platform at any time and as a result are accounted for as service arrangements. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscription terms are generally one year, but can be three years or longer, and the substantial majority of our contracts are non-cancelable. Revenue is recognized ratably over the subscription generally beginning on the date that our platform is made available to a customer. We typically bill for subscriptions annually in advance for subscriptions with terms of one year or more.
We allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on a range of actual prices charged to customers. In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition, the related contract balances, and our remaining performance obligations. These evaluations require judgment that could affect the timing and amount of revenue recognized.
Deferred Sales Commissions
Deferred contract costs include sales commissions which are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit, determined to be five years. The period of benefit is estimated by considering factors such as the expected life of our subscription contracts, historical customer attrition rates, technological life of our platform, the impact of competition in our industry, as well as other factors. Amounts anticipated to be recognized within 12 months of the balance sheet date are recorded as deferred sales commissions, current, with the remaining portion recorded as deferred sales commissions, noncurrent, on the consolidated balance sheets. Amortization of deferred contract costs is recorded as sales and marketing expense in the consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant.
The fair value of options granted and purchase rights granted under the Employee Stock Purchase Plan, or ESPP, is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units, or RSUs, is estimated on the date of grant based on the fair value of our underlying common stock. Prior to our IPO, the fair value of our common stock for financial reporting purposes was determined considering objective and subjective factors, including valuations from third-party valuation experts, and required judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification.

These assumptions are estimated as follows:
Fair Value. Prior to our IPO, the fair value of common stock underlying the stock options had historically been determined by our Board of Directors, with input from our management. Our Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors. Subsequent to our IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of our common stock, as reported by the Nasdaq.
Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were based on the vesting terms, exercise terms, and contractual lives of these awards.
Volatility. Since we do not have a trading history of our common stock, the expected volatility is based on a calculation using the historical stock information of companies deemed comparable to us, over a period equal to the expected term. We intend to apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be used in the calculation.
Risk-Free Rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant corresponding to the expected life of the award.
Dividend Yield. We have not and do not expect to pay cash dividends on our common stock.
We recognize stock-based compensation expense for service-based stock-based awards and our ESPP purchase rights on a straight-line basis over the service period, net of actual forfeitures. We also have certain options and RSUs that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time the vesting condition is probable through the time the vesting condition has been achieved.
Prior to our IPO, we recognized stock-based compensation expense for RSUs on an accelerated attribution method as the RSUs were subject to service-based and performance-based vesting conditions, which included a liquidity event condition, and in certain cases, the achievement of certain other performance metrics. None of the RSUs would vest unless the liquidity event condition was satisfied. Upon the completion of the IPO, the liquidity event condition was considered probable and we recognized cumulative stock-based compensation expense using the accelerated attribution method related to RSUs that had vested as of the IPO. The remaining unrecognized stock-based compensation expense related to the RSUs will be recognized over the remaining requisite service period. All service-based RSUs granted after after the IPO, under the 2020 stock plan, will not be subject to a liquidity event condition and will be recognized on a straight-line basis over the service period.
We adopted ASU No. 2018-07 effective February 1, 2020, which aligns the accounting for employee and non-employee awards except for inputs to the option pricing model and the attribution of cost. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life, or 10 years for non-employee stock options. The adoption of this standard did not have a material impact on our consolidated financial statements. As of February 1, 2020, the awards issued to non-employees are no longer subject to periodic adjustments as such awards vest at the end of each reporting period.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for more information about the impact of certain recent accounting pronouncements on our consolidated financial statements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of January 31, 2021, we had $397.2 million of cash equivalents invested in money market funds of which $0.3 million was restricted cash related to outstanding letters of credit established in connection with lease agreements for our facilities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our results of operations.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Gains or losses due to transactions in foreign currencies are included in interest and other (expense) income, net in our consolidated statements of operations.
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
A hypothetical 10% change in the relative value of the U.S. dollar to other currencies during any of the periods presented would not have had a material effect on our results of operations.

Item 8. Financial Statements and Supplementary Data
Sumo Logic, Inc.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets	70
Consolidated Statements of Operations	71
Consolidated Statements of Comprehensive Loss	72
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	73
Consolidated Statements of Cash Flows	74
Notes to Consolidated Financial Statements	75

The supplementary financial information required by Item 8, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.	59

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sumo Logic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sumo Logic, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 12, 2021

We have served as the Company's auditor since 2015.

Sumo Logic, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	January 31, 2021	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$404,140	$101,513
Accounts receivable, net	44,761	27,011
Prepaid expenses	10,509	6,305
Deferred sales commissions, current	12,790	8,884
Other current assets	3,110	1,604
Total current assets	475,310	145,317
Property and equipment, net	4,156	2,993
Goodwill	50,672	50,672
Acquired intangible assets, net	10,656	17,415
Deferred sales commissions, noncurrent	27,857	17,479
Other assets	1,856	3,885
Total assets	$570,507	$237,761
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,832	$6,151
Accrued expenses and other current liabilities	23,316	20,371
Deferred revenue, current	102,625	85,715
Total current liabilities	130,773	112,237
Deferred revenue, noncurrent	4,076	2,970
Redeemable convertible preferred stock warrant liability	—	270
Other liabilities	4,246	2,691
Total liabilities	139,095	118,168
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock $0.0001 par value— 100,000 shares and 65,091 shares authorized as of January 31, 2021 and 2020, respectively; no shares and 63,762 shares issued and outstanding (liquidation preference $344,542) as of January 31, 2021 and 2020, respectively	—	340,167
Stockholders’ equity (deficit):
Common stock $0.0001 par value—1,000,000 and 122,000 shares authorized as of January 31, 2021 and 2020, respectively; 102,484 and 18,984 shares issued and outstanding as of January 31, 2021 and 2020, respectively	10	2
Additional paid-in-capital	829,238	97,131
Accumulated other comprehensive loss	(45)	(213)
Accumulated deficit	(397,791)	(317,494)
Total stockholders’ equity (deficit)	431,412	(220,574)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$570,507	$237,761
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue	$202,637	$155,056	$103,642
Cost of revenue	56,492	44,498	29,010
Gross profit	146,145	110,558	74,632
Operating expenses:
Research and development	70,206	52,462	36,240
Sales and marketing	109,190	107,239	72,218
General and administrative	44,408	37,263	14,347
Impairment of capitalized internal-use software	—	6,689	—
Total operating expenses	223,804	203,653	122,805
Loss from operations	(77,659)	(93,095)	(48,173)
Interest and other (expense) income, net	(419)	1,982	1,096
Interest expense	(703)	(123)	(105)
Loss before provision for income taxes	(78,781)	(91,236)	(47,182)
Provision for income taxes	1,516	901	607
Net loss	$(80,297)	$(92,137)	$(47,789)

Net loss per share, basic and diluted	$(1.65)	$(6.18)	$(3.88)

Weighted-average shares used to compute net loss per share, basic and diluted	48,805	14,907	12,314
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Net loss	$(80,297)	$(92,137)	$(47,789)
Other comprehensive income (loss):
Foreign currency translation adjustments	168	(116)	(241)
Total comprehensive loss	$(80,129)	$(92,253)	$(48,030)
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at February 1, 2018	53,776	$234,095	11,790	$1	$14,349	$144	$(177,519)	$(163,025)
Cumulative effect upon adoption of ASU 2016-09	—	—	—	—	49	—	(49)	—
Issuance of common stock upon exercise of stock options	—	—	1,275	—	1,804	—	—	1,804
Vesting of early exercised options	—	—	—	—	34	—	—	34
Holdback shares issued in acquisition	—	—	—	—	95	—	—	95
Stock-based compensation	—	—	—	—	6,658	—	—	6,658
Foreign currency translation adjustments	—	—	—	—	—	(241)	—	(241)
Net loss	—	—	—	—	—	—	(47,789)	(47,789)
Balance at January 31, 2019	53,776	$234,095	13,065	$1	$22,989	$(97)	$(225,357)	$(202,464)
Issuance of common stock upon exercise of stock options	—	—	1,788	—	2,922	—	—	2,922
Issuance of common stock upon early exercise of stock options	—	—	349	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	733	—	—	733
Common stock issued and awards assumed in connection with acquisitions	—	—	3,782	1	47,922	—	—	47,923
Issuance of Series G redeemable convertible preferred stock, net issuance of costs of $3,927	9,986	106,072	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,565	—	—	22,565
Foreign currency translation adjustments	—	—	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	—	—	(92,137)	(92,137)
Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	2,462	—	7,282	—	—	7,282
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Common stock issued in connection with acquisitions	—	—	256	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,272	—	—	41,272
Foreign currency translation adjustments	—	—	—	—	—	168		168
Net loss	—	—	—	—	—	—	(80,297)	(80,297)
Balance at January 31, 2021	—	$—	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(80,297)	$(92,137)	$(47,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,298	4,345	2,013
Amortization of deferred sales commissions	11,476	8,775	7,016
Stock-based compensation, net of amounts capitalized	40,951	22,034	6,577
Impairment of capitalized internal-use software	—	6,689	—
Other	635	592	262
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(17,809)	(9,352)	372
Prepaid expenses	(4,199)	(945)	(776)
Other assets	(2,574)	(94)	(483)
Deferred sales commissions	(25,771)	(16,093)	(10,658)
Accounts payable	(1,345)	732	(1,423)
Accrued expenses and other current liabilities	4,121	6,492	1,421
Deferred revenue	18,016	19,907	21,114
Other liabilities	1,319	486	227
Net cash used in operating activities	(47,179)	(48,569)	(22,127)
Cash flows from investing activities
Purchases of property and equipment	(1,138)	(2,068)	(467)
Capitalized internal-use software costs	(1,205)	(5,588)	(1,077)
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(15,729)	—
Net cash used in investing activities	(2,343)	(23,385)	(1,544)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	349,166	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	106,072	—
Proceeds from borrowings	24,250	—	—
Repayment of borrowings	(24,250)	—	—
Payments of deferred offering costs	(4,362)	(2,018)	—
Proceeds from exercise of common stock options	7,282	4,081	1,804
Cash paid for holdback consideration in connection with acquisition	(100)	—	(150)
Net cash provided by financing activities	351,986	108,135	1,654
Effect of exchange rate changes on cash and cash equivalents	163	(39)	(205)
Change in cash and cash equivalents and restricted cash	302,627	36,142	(22,222)
Cash and cash equivalents and restricted cash:
Beginning of period	101,813	65,671	87,893
End of period	$404,440	$101,813	$65,671
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,194	$648	$317
Cash paid for interest	733	12	—
Supplemental non-cash investing and financing information
Conversion of redeemable convertible preferred stock to common stock	$340,161	$—	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	512	—	—
Vesting of early exercised options	197	733	34
Common stock and assumed awards issued as consideration for acquisitions	—	47,923	95
Stock-based compensation capitalized as internal-use software costs	321	531	81
Issuance of redeemable convertible preferred stock warrants	—	71	—
Deferred offering costs accrued but not yet paid	99	1,266	—
Property and equipment accrued but not yet paid	15	—	—
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$404,140	$101,513	$65,631
Restricted cash included in other current assets	300	300	40
Total cash, cash equivalents, and restricted cash	$404,440	$101,813	$65,671
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Notes to Consolidated Financial Statements

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
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year ends on January 31. Unless otherwise stated, references to year in these consolidated financial statements relate to the above described fiscal year rather than calendar year.
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
Prior to the IPO, all deferred offering costs were capitalized in other assets on the consolidated balance sheets. Deferred offering costs of $6.5 million, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in September of 2020. As of January 31, 2020, deferred offering costs totaled $3.3 million.
2. Summary of Significant Accounting Policies
Segment Information
The Company operates as one operating and reportable segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.
Use of Estimates and Judgments
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. The Company’s accounting policies that involve judgment include revenue recognition, period of benefit for deferred sales commissions, assumptions used for estimating the fair value of common stock to calculate stock-based compensation (prior to the closing of the IPO), capitalization of internal-use software costs, valuation of goodwill and intangible assets, allowance for doubtful accounts, and valuation allowances associated with income taxes.

COVID-19
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which COVID-19 may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
In May 2020, as part of the Company’s efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, the Company initiated cost reduction measures, including a headcount reduction. The headcount reduction resulted in $1.2 million of severance and benefits expense and $0.1 million in stock-based compensation expense for the year ended January 31, 2021.
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services. The Company determines revenue recognition through the following steps:
1. Identification of the contract, or contracts, with the customer
The Company considers the terms and conditions of the contract and its customary business practices in identifying contracts under ASC 606. The Company determines it has a contract with a customer when the contract is fully approved by both parties, it can identify each party’s rights regarding the services to be transferred, it can identify the payment terms for the services, and it has determined the customer has the ability and intent to pay and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2. Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services and the products that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. The Company’s performance obligations consist of subscription and support services.
3. Determination of the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price. None of the Company’s contracts contain a significant financing component.
4. Allocation of the transaction price to the performance obligation in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company determines the SSP based on an observable standalone selling price when it is available, as well as other factors, including the price charged to customers, its discounting practices, and the Company’s overall pricing objectives, while maximizing observable inputs.

5. Recognition of the revenue when, or as, the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company generates all its revenue from contracts with customers.
The Company generates revenue from subscriptions to customers that enable them to access the Company’s cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress as control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription fees is generally recognized on a straight-line basis over the contract term, commencing on the date the service is made available to the customer and all other revenue recognition criteria have been met.
The typical subscription term is one to three years. Most of the contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms. Some arrangements contain options to purchase additional subscription services at a stated price and are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the Company’s SSP and would not result in a separate performance obligation.
The Company allocates revenue to each performance obligation based on its relative standalone selling price and generally determines standalone selling prices based on a range of actual prices charged to customers.
Accounts Receivable, Net and Contract Assets
Accounts receivable consist of amounts billed and currently due from customers. The Company’s accounts receivable are subject to collection risk. Gross accounts receivable are adjusted for estimated losses resulting from the inability of the Company’s customers to fulfill their payment obligations. The Company periodically reviews factors such as past collection experience, specific allowances for known troubled accounts, and other currently available evidence to determine the best estimate of probable losses inherent in the receivables. As of January 31, 2021, there was $0.1 million recorded as an allowance for doubtful accounts for the Company’s accounts receivables. There was no allowance for doubtful accounts as of January 31, 2020.
As of January 31, 2021, one customer accounted for 10% of total accounts receivable. As of January 31, 2020, no individual customer accounted for 10% or more of total accounts receivable. The Company performs ongoing credit evaluations of its customers and maintain allowances for potential credit losses on customers’ accounts when deemed necessary.
The Company records an unbilled receivable when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due. Unbilled receivables totaled $1.0 million and $2.2 million as of January 31, 2021 and 2020, respectively, and were recorded within accounts receivable, net on the consolidated balance sheets.
The Company records contract assets when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. Contract assets totaled $1.6 million as of January 31, 2021 and were recorded within other current assets on the consolidated balance sheets. There were no contract assets as of January 31, 2020.
Deferred Revenue
Deferred revenue consists of non-cancelable customer billings, or payments received in advance of revenue recognition. The Company generally invoices its customers in monthly, quarterly, or annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.
Deferred Sales Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent the contract, and recoverable costs of acquiring a contract with a customer.
Commissions earned on the initial acquisition of a contract are amortized over a period of benefit of five years on a straight-line basis. The period of benefit is estimated by considering factors such as the expected life of the Company’s subscription contracts, historical customer attrition rates, technological life of the Company’s platform, the impact of competition in its industry, as well as other factors. Commissions for renewals are considered not commensurate with the commission paid for the acquisition of the initial contract and are therefore amortized over the contractual term of the contract, consistent with the pattern of revenue recognition for each performance obligation. The Company capitalized $25.8 million and $16.1 million in sales commissions for the years ended January 31, 2021 and 2020, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations and were $11.5 million, $8.8 million, and $7.0 million for the years ended January 31, 2021, 2020, and 2019, respectively. There was no impairment loss in relation to deferred sales commissions for the years ended January 31, 2021, 2020, or 2019. Sales commissions that will be amortized within the next twelve months are included in deferred sales commissions, current, on the consolidated balance sheets. Any sales commissions that will be amortized in any period subsequent to the next twelve months are included in deferred sales commissions, noncurrent, on the consolidated balance sheets.
Concentrations of Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with high-quality credit rated financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Cash equivalents consist of money market funds which are invested through financial institutions in the United States. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.
Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries is the respective local currency. All asset and liability accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Foreign currency transaction gains and losses are included in interest and other (expense) income, net in the Company’s consolidated statements of operations. The Company incurred $(0.4) million, $(0.3) million, and less than $(0.1) million in foreign currency transaction gains (losses) for the years ended January 31, 2021, 2020, and 2019, respectively.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist primarily of cash deposits and money market funds. The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the Company’s consolidated balance sheet and the resulting gain or loss is reflected in the Company’s consolidated statement of operations.
The following table presents the estimated useful lives of the Company’s property and equipment:

Useful Life
Computer and hardware equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life
Capitalized internal-use software	3 years
In accordance with its policy, the Company reviewed the estimated useful lives of its fixed assets and determined the actual lives of furniture and fixtures were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. In the fourth quarter of fiscal 2021, the Company changed the estimated useful lives of its furniture and fixtures from three years to five years to better reflect the estimated periods during which these assets will remain in service. The effect of this change had an immaterial impact on the Company’s consolidated financial statements.

Capitalized Internal-Use Software Costs
The Company capitalizes certain costs related to its enterprise cloud computing services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life.
The Company capitalized $1.5 million and $6.1 million of internal-use software costs during the years ended January 31, 2021 and 2020, respectively. Amortization of internal-use software costs included in cost of revenue in the consolidated statements of operations was $0.7 million, $0.9 million, and $1.3 million for the years ended January 31, 2021, 2020, and 2019, respectively. Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the year ended January 31, 2021. As of January 31, 2021 and 2020, the Company included capitalized internal-use software costs of $1.7 million and $0.9 million within property and equipment, net, respectively.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended January 31, 2020, the Company recorded impairment charges of $6.7 million for certain previously capitalized internal-use software. Refer to Note 4 for further information on the impairment charge recorded during the year ended January 31, 2020. There were no impairments to capitalized internal-use software costs during the year ended January 31, 2021 or 2019.
Goodwill and Other Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There was no impairment of goodwill recorded for the years ended January 31, 2021, 2020, or 2019.
Intangible assets consist of identifiable intangible assets, primarily developed technology, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization costs are included in cost of revenue within the consolidated statements of operations. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended January 31, 2021, 2020, or 2019.
Business Combinations
The Company accounts for its acquisitions using the acquisition method of accounting. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, reproduction costs, expected long-term market growth, future expected operating expenses, cost build-up to support obligations, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. See Note 5 for additional information regarding the Company’s acquisitions.
Deferred Rent
The Company leases real estate facilities under operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent expense as a deferred rent liability within accrued expenses and other current liabilities and other liabilities on the accompanying consolidated balance sheets.

Cost of Revenue
Cost of revenue includes all direct costs to deliver and support the Company’s platform, including personnel and related costs, third-party hosting fees related to the Company’s cloud platform, amortization of internal-use software and acquired developed technology, as well as allocated facilities and IT costs. These costs are expensed as incurred.
Research and Development Expense
The Company’s costs related to research, design, maintenance, and minor enhancements of the Company’s platform are expensed as incurred. These costs consist primarily of personnel and related expenses, including allocated overhead costs, contractor and consulting fees related to the design, development, testing, and enhancements of the Company’s platform, and software, hardware, and cloud infrastructure fees for staging and development related to research and development activities necessary to support growth in the Company’s employee base and in the adoption of its platform.
Advertising and Promotion Costs
Costs related to advertising and promotions of the Company’s service offerings are charged to sales and marketing expense as incurred. The Company incurred $7.2 million, $9.5 million, and $5.8 million in advertising and promotion expenses for the years ended January 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards granted to employees, directors, and non-employees based on the estimated fair values on the date of the grant. The fair value of options granted and purchase rights granted under the Employee Stock Purchase Plan (“ESPP”) is estimated on the grant date using the Black-Scholes option pricing model. The fair value of Restricted Stock Units (“RSUs”) is estimated on the date of grant based on the fair value of the Company’s underlying common stock. Prior to the Company’s IPO, the fair value of the Company’s common stock for financial reporting purposes was determined considering objective and subjective factors, including valuations from third-party valuation experts, and required judgment to determine the fair value of common stock for financial reporting purposes as of the date of each equity grant or modification.
The Company recognizes stock-based compensation expense for service-based awards and our ESPP purchase rights on a straight-line basis over the service period, net of actual forfeitures. The Company also has certain options and RSUs that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time the vesting condition is probable through the time the vesting condition has been achieved.
Prior to the Company’s IPO, the Company recognized stock-based compensation expense for RSUs on an accelerated attribution method as the RSUs were subject to service-based and performance-based vesting conditions, which included a liquidity event condition, and in certain cases, the achievement of certain other performance metrics. None of the RSUs would vest unless the liquidity event condition was satisfied. Upon the completion of the IPO, the liquidity event condition was considered probable and the Company recognized cumulative stock-based compensation expense using the accelerated attribution method related to RSUs that had vested as of the IPO. The remaining unrecognized stock-based compensation expense related to the RSUs will be recognized over the remaining requisite service period. All RSUs granted after the IPO, under the 2020 Equity Incentive Plan (the “2020 Plan”) will not be subject to a liquidity event condition and will be recognized on a straight-line basis over the service period.
Income Taxes
The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed more likely than not that a tax asset has been impaired, or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, applicable tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.
The Company records uncertain tax positions on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes amounts recorded in equity that are not the result of transactions with stockholders. The changes in other comprehensive income (loss) are a result of translation gains and losses for the Company’s foreign subsidiaries assets, liabilities, revenue, and expenses. The Company recorded foreign currency translation gains (losses) of $0.2 million, $(0.1) million, and $(0.2) million for the years ended January 31, 2021, 2020, and 2019, respectively.
Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. In addition, shares that are contingently issuable are excluded from the computation of basic earnings per share. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Related Party Transactions
Certain members of the Company’s Board of Directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company received cash payments of $1.5 million from a related party for the year ended January 31, 2021. Related party transactions were not material for the years ended January 31, 2020 or 2019.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its consolidated financial statements. The sections below describe impacts from newly adopted pronouncements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment, which simplifies the required methodology to calculate an impairment charge for goodwill. The Company adopted this guidance as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in the updated guidance expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this guidance as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures for certain investments. The Company adopted this guidance as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this guidance, on a prospective basis, as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The Company adopted this guidance, on a prospective basis, as of February 1, 2020, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which amended the effective date of the new guidance. The deferral applies only if those entities have not yet issued their financial statements as of June 3, 2020. The new guidance will be effective for the Company for the fiscal year ending January 31, 2023 and interim periods within the fiscal year ending January 31, 2024. The Company is beginning its process of adoption and plans to adopt this guidance as of February 1, 2021. While the adoption is in progress, the Company expects that adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on its consolidated balance sheet. The Company does not expect the adoption of Topic 842 to have a material impact on its statement of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance will be effective for the Company for the fiscal year, and interim periods within the fiscal year, ending January 31, 2024, though early adoption is permitted. The Company is currently reviewing this guidance to assess the potential impact on its consolidated financial statements.
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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value because of the short maturity of those instruments.
The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$397,200	$—	$—	$397,200

	As of January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$98,469	$—	$—	$98,469
Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$270	$270

Level 3 financial liabilities consisted of the redeemable convertible preferred stock warrant liability. In connection with the Loan and Security agreement discussed in Note 6, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other (expense) income, net in the Company’s consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s consolidated balance sheet. During the years ended January 31, 2021 and 2020, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	January 31, 2021	January 31, 2020
Computer and hardware equipment	$2,206	$1,954
Furniture and fixtures	1,773	1,129
Leasehold improvements	2,416	2,120
Capitalized internal-use software	3,386	9,823
Gross property and equipment(a)	9,781	15,026
Accumulated depreciation and amortization	(5,625)	(12,033)
Property and equipment, net	$4,156	$2,993
______________
(a)Gross property and equipment includes construction-in-progress of $0.6 million and less than $0.1 million that had not yet been placed in services as of January 31, 2021 and January 31, 2020, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense of property and equipment was $1.5 million, $1.7 million, and $1.7 million for the years ended January 31, 2021, 2020, and 2019, respectively.
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	January 31, 2021	January 31, 2020
United States	$3,381	$1,970
International	775	1,023
Total long-lived assets	$4,156	$2,993

During the year ended January 31, 2020, the Company recorded impairment charges of $6.7 million for certain previously capitalized internal-use software. The Company determined that certain internal-use software that was previously being developed would no longer be integrated with the Company’s platform due to a change in product strategy after the acquisition of Jask Labs Inc. (“Jask Labs”) and, therefore, would no longer be placed into service. The charge reduced the carrying value of the internal-use software to zero and has been reflected in the Company’s consolidated statement of operations.
Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the year ended January 31, 2021.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2021	January 31, 2020
Accrued compensation	$12,627	$6,262
Accrued sales commissions	3,823	5,310
Accrued taxes	1,382	1,773
Accrued professional services	256	1,308
Accrued other expenses	5,228	5,718
Accrued expenses and other current liabilities	$23,316	$20,371
5. Acquisitions and Intangible Assets
Jask Labs Inc.
On October 20, 2019, the Company executed a merger agreement to acquire the assets and liabilities of Jask Labs Inc. (“Jask Labs”), a privately-held software company that offers a cloud-native autonomous security operations center solution. The acquisition closed on October 25, 2019. The Company acquired Jask Labs primarily for its team and their platform, which includes their security analytics solution to deliver an integrated, cloud-native intelligence solution. The aggregate purchase consideration was $55.1 million, of which $11.2 million was paid in cash, $43.3 million was comprised of 3,573,659 shares of common stock, and $0.6 million was comprised of assumed options to purchase 265,075 shares of common stock. The value of consideration assigned to the common stock paid was based on the fair value of the Company’s common stock on the date of acquisition. Of the consideration transferred, $0.9 million in cash and 543,095 shares of common stock for $6.6 million was placed in an indemnity escrow fund to be held for 15 months after the acquisition date for general representations and warranties.
At closing, certain Jask Labs stockholders had not completed administrative forms that were required for the Company’s common stock to be legally issued. Thus, the shares were issued once the administrative forms were completed. The Company has included the total fair value of the consideration for shares legally issued and legally issuable within additional-paid-in capital and common stock. As of January 31, 2021, all administrative forms were completed and all shares were legally issued and outstanding.
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

The assets acquired and liabilities assumed in connection with the acquisition were recorded at their fair value on the date of acquisition as follows (in thousands):

Amount
Cash	$782
Restricted cash	300
Accounts receivable	503
Prepaid expenses and other assets	659
Fixed assets	367
Intangible assets	17,500
Goodwill	41,368
Accounts payable	(1,760)
Deferred revenue, current	(2,358)
Accrued and other current liabilities	(1,609)
Deferred revenue, noncurrent	(354)
Other liabilities	(291)
Total acquisition consideration	$55,107
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
In connection with the acquisition, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. During the years ended January 31, 2021 and 2020, the Company recorded $0.8 million and $0.2 million, respectively, in stock-based compensation expense related to the vesting of the restricted common stock. As of January 31, 2021 and 2020, the remaining unrecognized stock-based compensation expense of $0.6 million and $1.4 million, respectively, will be recognized over the remaining vesting period.
The Company incurred acquisition-related expenses of $2.6 million, which were recorded as general and administrative expenses in the consolidated statement of operations during the year ended January 31, 2020. The Company paid $0.8 million in acquisition-related expenses incurred by Jask Labs related to Jask Labs’ advisors which was included as part of the purchase consideration.
The results of operations of Jask Labs are included in the accompanying consolidated statements of operations from the date of acquisition. Jask Labs’ results of operations since the date of acquisition were not material to the Company’s consolidated results.
Pro Forma Financial Information
The following pro forma information gives effect to the acquisition of Jask Labs as if it had been completed on February 1, 2017 (the beginning of the comparable prior reporting period), including pro forma adjustments primarily related to amortization of acquired intangible assets, reduction in revenue related to the fair value of deferred revenue, stock-based compensation, tax benefit from release of the valuation allowance, and the inclusion of acquisition-related expenses reflected in the revenue and net loss figures below at the earliest period presented. The pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2017, or of future results of operations (in thousands):

	Year Ended January 31,
	2020	2019
Revenues	$157,428	$104,657
Net loss	$(114,951)	$(85,597)

Pro forma revenues and net loss reflect nonrecurring adjustments for acquisition-related expenses of $3.4 million, a tax benefit of $0.3 million for the release of the valuation allowance, and accelerated stock-based compensation of $0.1 million that resulted from the acquisition.
Other Acquisitions
During the year ended January 31, 2020, the Company completed other business combinations and asset acquisitions for total consideration of $9.7 million (including 334,246 shares of the Company’s common stock), of which $8.4 million was attributed to goodwill and $1.3 million was attributed to intangible assets. The intangible assets acquired in the business combinations and asset acquisitions were comprised of developed technology with an estimated weighted average useful life of 1.5 years. The Company incurred $0.4 million in acquisition-related expenses which were recorded as general and administrative expenses in the consolidated statement of operations. These acquisitions generally enhance the breadth and depth of certain of the Company’s product offerings. Goodwill from business combinations was not deductible for income tax purposes. Pro forma and historical post-acquisition results of operations for these acquisitions were not material to the Company’s consolidated statement of operations.
Acquired Intangible Assets
Intangible assets as of January 31, 2021 and 2020 consisted of developed technology with acquisition-date fair values of $20.1 million.
As of January 31, 2021 and 2020, the accumulated amortization of the developed technology was $9.4 million and $2.7 million, respectively. As of January 31, 2021 and 2020, the weighted-average remaining useful life of the developed technology was 1.8 years and 2.7 years, respectively. The Company recorded $6.8 million, $2.6 million, and $0.3 million of amortization expense during the years ended January 31, 2021, 2020, and 2019, respectively.
As of January 31, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
2022	$6,146
2023	4,510
Total amortization expense	$10,656
As of January 31, 2020, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
2021	$6,759
2022	6,146
2023	4,510
Total amortization expense	$17,415
6. Debt
On January 31, 2016, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank. The Agreement provides for a revolving line of credit facility, which was amended in July 2019 to extend it to July 31, 2021. In June 2020, the Company amended the Agreement to extend its maturity to June 2022. Under the amended Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the greater of the prime rate plus a spread of 0.75% or 5.25%. Pursuant to the amended Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. If the Company’s adjusted quick ratio is greater than or equal to 1.75 to 1.00, interest on any drawdown will accrue at the greater of the prime rate plus a spread of 0.25% or 4.75%. The Agreement is secured by substantially all of the Company’s assets. The Agreement includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to: sell or otherwise dispose of the Company’s business or property; change its business, liquidate or dissolve or undergo a change in control; enter into mergers, consolidations, and acquisitions; incur indebtedness; create liens; pay dividends or make distributions; make investments; enter into material transactions with affiliates; pay any subordinated debt or amend certain terms thereof; or become an investment company. The Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable.

During the year ended January 31, 2021, the Company borrowed $24.3 million under its revolving line of credit facility with Silicon Valley Bank and repaid the outstanding balance under this facility during the third quarter of its fiscal 2021. The Company did not have any balance outstanding under this facility as of January 31, 2021 and 2020. The Company was in compliance with the financial covenants associated with the amended Agreement as of January 31, 2021.
7. Commitments and Contingencies
Operating Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2026. As of January 31, 2021, future annual minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Minimum Lease Payments
2022	$5,320
2023	4,725
2024	1,898
2025	350
2026	55
Total future minimum lease payments	$12,348
Rent expense was $4.2 million, $3.2 million, and $2.4 million for the years ended January 31, 2021, 2020, and 2019, respectively.
Other Obligations
As of January 31, 2021, the Company had future minimum commitments for hosting and other non-cancelable obligations as follows (in thousands):

Minimum Annual Commitments
2022	$61,451
2023	60,000
2024	70,000
Total future minimum commitments	$191,451
Indemnifications
In the ordinary course of business, the Company includes standard indemnification provisions in most of its SaaS revenue arrangements with its customers. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against certain parties. These provisions may limit the time within which an indemnification claim can be made but are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. It is not possible to estimate the maximum potential amount under these indemnification agreements due to limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement, and the Company does not believe a loss contingency is probable. The Company has not incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties. Accordingly, the Company has no liabilities recorded for potential claims under these agreements as of January 31, 2021 or 2020.
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been recorded associated with these indemnification provisions as of January 31, 2021 or 2020.
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
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which is being handled in arbitration and will result in the Company paying $4.5 million to resolve the class-wide claims, subject to final approval by the arbitrator. As of January 31, 2021, the Company had recorded $4.5 million related to these claims within accrued expenses and other current liabilities on the consolidated balance sheet.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s financial position, results of operations, or cash flows as of January 31, 2021.
8. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Year Ended January 31,
	2021	2020	2019
United States	$171,142	$130,713	$87,043
International	31,495	24,343	16,599
Total revenue	$202,637	$155,056	$103,642
No individual foreign country contributed 10% or more of revenue for the years ended January 31, 2021, 2020, or 2019.
No customer individually accounted for 10% or more of the Company’s revenues for the years ended January 31, 2021, 2020, and 2019.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $85.9 million and $60.8 million during the years ended January 31, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of January 31, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $252.3 million and the Company expects to recognize revenue of $151.9 million for these remaining performance obligations over the next twelve months, with the remaining balance recognized thereafter.
9. Stockholders’ Equity (Deficit) and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of January 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000.0 million and 122.0 million shares of common stock at a par value of $0.0001 as of January 31, 2021 and 2020, respectively. As of January 31, 2021 and January 31, 2020, approximately 102.5 million and 19.0 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2021 and 2020, no dividends had been declared.
The Company has reserved shares of its common stock as follows (in thousands):

	January 31, 2021	January 31, 2020
Redeemable convertible preferred stock	—	63,762
Warrants	32	32
Stock options outstanding	24,768	27,841
RSUs outstanding	3,757	—
Future issuance under equity incentive plans	12,978	3,071
Future issuance in connection with Jask Labs acquisition	—	256
Future issuance in connection with assumed options for Jask Labs acquisition	—	234
Shares available subject to the 2020 ESPP Plan	2,000	—
Total reserved shares	43,535	95,196
Stock Plans
The Company has two equity incentive plans: the 2010 Stock Plan (the “2010 Plan”) and the 2020 Plan. In connection with the Company’s IPO in September 2020, the 2010 Plan was terminated and replaced by the 2020 Plan and all shares that remained available for issuance under the 2010 Plan at that time were reserved for issuance under the 2020 Plan. The number of shares of common stock available for issuance under the 2020 Plan will be increased by any shares of common stock subject to awards outstanding under the 2010 Plan that expire or otherwise terminate without having been exercised or issued in full, are tendered to or withheld by the Company for payment of an exercise price or for satisfying tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest.
The Company has issued stock options and RSUs to employees, directors, consultants, and advisors pursuant to the both the 2010 Plan and 2020 Plan.
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
As of January 31, 2021, there were 13.0 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
Stock Options
The Company records stock-based compensation expense for stock options based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms, and contractual lives of the options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated option life. The expected stock price volatility is based upon comparable public company data. The Company does not currently pay dividends.

The fair value of each stock option was estimated on the date of grant using the following assumptions during the period:

Year Ended January 31,
	2021	2020	2019
Expected term (in years)	5.7 - 6.1	5.0 - 7.3	5.5 - 6.7
Risk-free interest rate	0.4% - 0.9%	1.6% - 2.5%	2.5% - 3.0%
Expected volatility	52.5% - 55.2%	49.7% - 52.5%	46.6% - 53.1%
Expected dividend yield	—	—	—
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life, or 10 years.
The following table is a summary of option activity during the year ended January 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2020	27,841	$3.72	7.7	$233,918
Options granted	1,662	$12.33
Options exercised	(2,409)	$2.84
Options cancelled	(2,326)	$5.99
Balance at January 31, 2021	24,768	$4.16	6.7	$749,111
Options exercisable at January 31, 2021	16,816	$2.86	6.0	$530,504
Stock options granted during the years ended January 31, 2021, 2020, and 2019 had a weighted-average grant-date fair value of $6.31, $5.51, and $1.76 per share, respectively. The aggregate intrinsic value of options exercised during the years ended January 31, 2021, 2020, and 2019 was $31.1 million, $12.0 million, and $2.6 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of January 31, 2021 and 2020, there was $35.6 million and $52.0 million, respectively, of total unrecognized compensation expense related to unvested employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.4 years and 3.1 years, respectively.
Early Exercise of Employee Options
At the discretion of the Company’s board of directors, certain stock options may be exercisable immediately at the date of grant, but are subject to a repurchase right under which the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The liabilities are reclassified into equity as the awards vest.
As of January 31, 2021 and 2020, the Company had a liability of $0.2 million and $0.4 million, respectively, for 75,250 and 139,750 shares of common stock that were unvested and early exercised by employees as of January 31, 2021 and 2020, respectively.

Restricted Stock Units
The following table is a summary of RSU activity for the year ended January 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
RSUs outstanding at February 1, 2020	—
Granted	3,882	$14.99
Forfeited	(125)	$12.59
RSUs outstanding at January 31, 2021	3,757	$15.07
RSUs expected to vest at January 31, 2021	3,757	$15.07
As of January 31, 2021, there was $35.8 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $0.3 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 2.5 years.
Jask Labs’ Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 140,348 and 233,852 remained outstanding as of January 31, 2021 and 2020, respectively. As of January 31, 2021 and 2020, 106,510 and 124,184 options were vested and exercisable with a weighted-average exercise price of $9.93 and $9.21, and the total unrecognized compensation expense related to these awards was $0.2 million and $0.6 million, respectively. During the year ended January 31, 2021 52,262 options were exercised.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 ESPP, which became effective on September 17, 2020. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on September 17, 2020, and will end on December 15, 2022 and the second offering period will begin on June 15, 2021. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.
The Company recognized stock-based compensation expense related to the ESPP of $1.3 million during the year ended January 31, 2021. As of January 31, 2021, $2.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. As of January 31, 2021, there was $7.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 1.2 years.
There were no purchases for the year ended January 31, 2021 related to the ESPP.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the ESPP purchase rights:

Year Ended
January 31, 2021
Expected term (in years)	0.7 - 2.2
Risk-free interest rate	0.11% - 0.14%
Expected volatility	55.4% - 65.5%
Expected dividend yield	—
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the consolidated statements of operations for the years ended January 31, 2021, 2020, and 2019 (in thousands):

	Year Ended January 31,
	2021	2020	2019
Cost of revenue	$510	$179	$52
Research and development(a)	13,728	5,940	1,609
Sales and marketing	11,532	5,791	1,856
General and administrative(b)	15,181	10,124	3,060
Total stock-based compensation expense	$40,951	$22,034	$6,577
________________
(a)During the years ended January 31, 2021, 2020, and 2019, the Company capitalized stock-based compensation of $0.3 million, $0.5 million, and $0.1 million, respectively, related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
(b)During the year ended January 31, 2020, the Company’s board of directors approved modifications to immediately vest 172,708 options that had been granted previously, resulting in additional stock-based compensation expense of $1.6 million, which was recorded to general and administrative expenses during the year ended January 31, 2020.
During the year ended January 31, 2020, the Company granted 280,316 options to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions. As the performance-based vesting conditions were not met, no stock-based compensation was recognized on these options for the year ended January 31, 2020. During the year ended January 31, 2021, these options were cancelled.
The RSUs granted under the 2010 Plan were subject to service-based and performance-based vesting conditions, which included a liquidity event condition. In certain cases the RSUs are also subject to certain other performance metrics. The liquidity event performance-based vesting condition was deemed probable of occurring upon the completion of the IPO. On that date the Company recorded cumulative stock-based compensation expense of $10.9 million using the accelerated attribution method. The remaining unrecognized stock-based compensation expense will be recorded over the RSUs remaining requisite service periods. Included within these amounts was $1.4 million for the RSUs subject to both the occurrence of a liquidity event and certain other performance metrics.
Common Stock Transfers
During the years ended January 31, 2021, 2020, and 2019 certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded $0.3 million, $1.4 million, and $1.7 million as stock-based compensation for the years ended January 31, 2021, 2020, and 2019 in general and administrative expenses in the consolidated statements of operations, respectively. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
During the year ended January 31, 2020, the Company facilitated a tender offer whereby certain existing investors commenced a tender offer to purchase shares of the Company’s common stock from certain employees and former employees of the Company, for $12.11683 per share, in cash. An aggregate of 1,686,446 shares of the Company’s common stock were tendered pursuant to the tender offer. During the year ended January 31, 2020, the Company recorded a total of $4.8 million as stock-based compensation related to the tender offer, comprised of $2.6 million in general and administrative expenses, $1.5 million in research and development expenses,

$0.7 million in sales and marketing expenses, and less than $0.1 million in cost of revenue in the consolidated statements of operations. The amounts recorded as stock-based compensation represent the difference between the amounts paid over the estimated fair value at the date of the transaction.
10. 401(k) Plan
In November 2011, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions as of January 31, 2021 or 2020.
11. Income Taxes
The Company’s loss before income taxes consisted of the following (in thousands):

	Year Ended January 31
	2021	2020	2019
United States	$(82,850)	$(95,884)	$(49,516)
International	4,069	4,648	2,334
Total	$(78,781)	$(91,236)	$(47,182)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	201	(5)	41
Foreign	1,081	571	340
Total current tax expense	$1,282	$566	$381

Deferred:
Federal	$—	$(291)	$—
State	—	—	—
Foreign	234	626	226
Total deferred tax expense	$234	$335	$226
Total tax expense	$1,516	$901	$607
A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% for each of the years ended January 31, 2021, 2020, and 2019, to the Company’s loss before provision for income taxes, is as follows:

	Year Ended January 31
	2021	2020	2019
Federal tax statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax effect	2.1	3.2	—
Change in valuation allowance	(22.9)	(26.7)	(20.2)
Nondeductible expenses	(5.0)	(2.3)	(2.0)
Effect of foreign operations	(0.6)	(0.2)	(0.3)
Tax credits	4.5	6.5	1.4
Other	(1.0)	(2.5)	(1.2)
Total	(1.9)%	(1.0)%	(1.3)%

The Company’s significant components of its deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$3,455	$1,946
Deferred revenue	746	1,367
Net operating loss carryforwards	89,595	80,432
Tax credit carryforwards	14,135	10,624
Stock-based compensation	5,465	2,700
Gross deferred tax assets	$113,396	$97,069
Less: valuation allowance	(110,223)	(92,214)
Total deferred tax assets	$3,173	$4,855

Deferred tax liabilities:
Property and equipment	$(2,329)	$(3,687)
Deferred sales commissions	(2,151)	(2,357)
Total deferred tax liabilities	$(4,480)	$(6,044)
Net deferred tax liabilities	$(1,307)	$(1,189)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. A valuation allowance of $110.2 million, $92.2 million, and $59.3 million has been established by the Company as of January 31, 2021, 2020, and 2019, respectively. The gross change in the valuation allowance during the years ended January 31, 2021, 2020, and 2019 was an increase of $18.0 million, $32.9 million, and $11.5 million, respectively, primarily due to current year losses.
As of January 31, 2021, the Company had net operating loss (“NOL”) carryforwards of $360.0 million for U.S. federal and $213.4 million for U.S. state income tax purposes available to offset future taxable income. The net operating losses generated during the year ended January 31, 2021 can be carried forward indefinitely for federal purposes. The federal net operating losses generated before the year ended January 31, 2019 carry forward for a 20-year period and if unutilized will begin to expire in 2030. The California net operating loss carryforwards begin to expire in 2030. The Company also had research tax credit carryforwards of $11.8 million for U.S. federal and $7.8 million for U.S. state income tax purposes. The federal research tax credits expire beginning in 2030, and the U.S. state tax credits can be carried forward indefinitely.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and income tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company may have had an ownership shift as a result of its IPO in September 2020 that would result in Section 382 limitations through January 31, 2021. However, the Company does not expect any resulting limitations on its ability to utilize its net operating loss or research tax carryovers.
The Company files income tax returns in the United States federal jurisdiction, several U.S. state jurisdictions, and various foreign jurisdictions. For jurisdictions in which tax filings are made, the Company is generally subject to income tax examination for all fiscal years since inception. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to adjustment for U.S. federal and California tax returns. There are tax years which remain subject to examination in other U.S. state jurisdictions that are not material to the Company’s consolidated financial statements. In the Company’s major foreign jurisdictions – India and Poland – the tax years subsequent to 2016 remain open to examination.

The following shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of year	$3,252	$2,119	$1,279
Increase related to prior year tax positions	66	382	279
Decreases related to prior year tax positions	—	(65)	—
Increases related to current year tax positions	895	816	561
Unrecognized tax benefits, end of year	$4,213	$3,252	$2,119
As of January 31, 2021, the Company had $4.2 million of unrecognized tax benefits. Due to the Company’s full valuation allowance against all U.S. federal and state net deferred tax assets, the Company’s unrecognized tax benefits, if recognized, would not affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during the years ended January 31, 2021, 2020, and 2019.
The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company does not believe that it is reasonably possible that its unrecognized tax benefits could change within the next 12 months.
12. Net Loss per Share
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2021	2020	2019
Net loss	$(80,297)	$(92,137)	$(47,789)
Weighted-average shares outstanding, basic and diluted	48,805	14,907	12,314
Net loss per share, basic and diluted	$(1.65)	$(6.18)	$(3.88)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended January 31,
	2021	2020	2019
Stock options	24,768	27,841	22,911
RSUs	3,757	—	—
ESPP	133	—	—
Warrants	32	32	22
Shares subject to repurchase	140	270	—
Assumed options for Jask Labs acquisition	140	234	—
Issuable shares for Jask Labs acquisition	—	799	—
Redeemable convertible preferred stock	—	63,762	53,776
Total anti-dilutive securities	28,970	92,938	76,709

13. Subsequent Events
In March 2021, the Company entered into a definitive agreement to acquire DF Labs S.p.A. (“DFLabs”), an Italian corporation and a leader in security orchestration, automation and response (“SOAR”) technology. The transaction is subject to customary closing conditions, including certain government approvals in Italy, and is anticipated to close in the second quarter of fiscal 2022. The total amount to be paid by the Company in the transaction to acquire the shares and certain indebtedness of DFLabs will be $44.0 million, which amount will be subject to customary purchase price adjustments determined at closing. The purchase price for the shares of DFLabs will be paid in a combination of cash and shares of the Company’s common stock, with the shares to be valued based on the average trading price of the Company’s common stock over a trailing period measured prior to the closing. The Company is currently evaluating the purchase price allocation for this transaction.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our chief executive officer and chief financial officer concluded that, as of January 31, 2021, our disclosure controls and procedures were effective at the reasonableness assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2021 in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report are as follows:
(1) Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this report.
(2) Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization by and among the registrant, Lone Star Merger Sub I, Inc., Lone Star Merger Sub II, LLC, Jask Labs Inc., and Shareholder Representative Services LLC, as the representative, dated as of October 20, 2019.	S-1	333-248251	2.1	August 24, 2020
3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1	333-248251	3.2	August 24, 2020
3.2	Bylaws of the registrant, as amended.	S-1	333-248251	3.4	August 24, 2020
4.1	Form of common stock certificate of the registrant.	S-1	333-248251	4.1	August 24, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 1, 2019.	S-1	333-248251	4.2	August 24, 2020
4.3	Warrant to Purchase Stock between the registrant and Silicon Valley Bank, dated as of January 31, 2016.	S-1/A	333-248251	4.3	August 31, 2020
4.4	Warrant to Purchase Stock between the registrant and Silicon Valley Bank, dated as of June 28, 2017.	S-1/A	333-248251	4.4	August 31, 2020
4.5	Warrant to Purchase Stock between the registrant and Silicon Valley Bank, dated as of July 30, 2019.	S-1/A	333-248251	4.5	August 31, 2020
4.6*	Description of registrant’s securities.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248251	10.1	August 24, 2020
10.2+	Sumo Logic, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1	333-248251	10.2	August 24, 2020
10.3+	Sumo Logic, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1	333-248251	10.3	August 24, 2020
10.4+	Sumo Logic, Inc. 2010 Stock Plan and related form agreements.	S-1	333-248251	10.4	August 24, 2020
10.5+	Sumo Logic, Inc. Fiscal 2021 Executive Incentive Compensation Plan.	S-1	333-248251	10.5	August 24, 2020
10.6+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers.	S-1	333-248251	10.6	August 24, 2020
10.7+	Confirmatory Employment Letter between the registrant and Ramin Sayar, dated as of July 9, 2020.	S-1	333-248251	10.7	August 24, 2020
10.8+	Confirmatory Employment Letter between the registrant and Sydney Carey, dated as of August 6, 2020.	S-1	333-248251	10.8	August 24, 2020
10.9+	Confirmatory Employment Letter between the registrant and Steven Fitz, dated as of July 10, 2020.	S-1	333-248251	10.9	August 24, 2020
10.10+	Confirmatory Employment Letter between the registrant and Katherine Haar, dated as of July 10, 2020.	S-1	333-248251	10.10	August 24, 2020
10.11+	Confirmatory Employment Letter between the registrant and Suku Krishnaraj Chettiar, dated as of July 10, 2020.	S-1	333-248251	10.11	August 24, 2020
10.12+	Sumo Logic, Inc. Outside Director Compensation Policy.	S-1	333-248251	10.12	August 24, 2020
10.13	Building Lease Agreement between the registrant and Landlord Brugger Corp., dated as of January 22, 2013, as amended July 10, 2017.	S-1	333-248251	10.13	August 24, 2020
10.14	Amended and Restated Loan and Security Agreement between the registrant and Silicon Valley Bank, dated as of February 8, 2021.	8-K	001-39502	10.1	February 12, 2021
21.1	List of subsidiaries of the registrant.	S-1	333-248251	21.1	August 24, 2020
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).

Incorporated by Reference
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sumo Logic, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMO LOGIC, INC.

Date: March 12, 2021	By:	/s/ Ramin Sayar
Ramin Sayar President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ramin Sayar, Sydney Carey, and Katherine Haar, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramin Sayar	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 12, 2021
Ramin Sayar

/s/ Sydney Carey	Chief Financial Officer (Principal Financial Officer)	March 12, 2021
Sydney Carey

/s/ Jennifer McCord	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2021
Jennifer McCord

/s/ Joseph Ansanelli	Director	March 12, 2021
Joseph Ansanelli

/s/ Christian Beedgen	Director	March 12, 2021
Christian Beedgen

/s/ Sandra E. Bergeron	Director	March 12, 2021
Sandra E. Bergeron

/s/ Randy S. Gottfried	Director	March 12, 2021
Randy S. Gottfried

/s/ William D. (BJ) Jenkins, Jr.	Director	March 12, 2021
William D. (BJ) Jenkins, Jr.

/s/ Tracey Newell	Director	March 12, 2021
Tracey Newell

/s/ Charles J. Robel	Director	March 12, 2021
Charles J. Robel