Form 10-Q
period 2021-04-30
Sumo Logic, Inc.
filed 2021-06-04
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
or
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

As of May 31, 2021, the number of outstanding shares of the registrant's common stock was 106,803,223 shares of common stock.

		Page
PART I. FINANCIAL INFORMATION
Special Note Regarding Forward-Looking Statements		2
Risk Factor Summary		3
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of April 30, 2021 and January 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2021 and 2020	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended April 30, 2021 and 2020	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended April 30, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2021 and 2020	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 6.	Exhibits	67
Signatures		68

Special Note Regarding Forward-Looking Statements

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
Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$143,101	$404,140
Marketable securities, current	147,517	—
Accounts receivable, net	43,885	44,761
Prepaid expenses	9,918	10,509
Deferred sales commissions, current	13,779	12,790
Other current assets	2,159	3,110
Total current assets	360,359	475,310
Marketable securities, noncurrent	117,859	—
Property and equipment, net	4,445	4,156
Operating lease right-of-use assets	9,247	—
Goodwill	50,672	50,672
Acquired intangible assets, net	9,119	10,656
Deferred sales commissions, noncurrent	29,125	27,857
Other assets	1,668	1,856
Total assets	$582,494	$570,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,532	$4,832
Accrued expenses and other current liabilities	21,795	23,316
Operating lease liabilities, current	4,553	—
Deferred revenue, current	112,078	102,625
Total current liabilities	144,958	130,773
Operating lease liabilities, noncurrent	5,849	—
Deferred revenue, noncurrent	3,800	4,076
Other liabilities	3,233	4,246
Total liabilities	157,840	139,095
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	11	10
Additional paid-in-capital	849,438	829,238
Accumulated other comprehensive loss	(90)	(45)
Accumulated deficit	(424,705)	(397,791)
Total stockholders’ equity	424,654	431,412
Total liabilities and stockholders’ equity	$582,494	$570,507
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue	$54,219	$47,202
Cost of revenue	15,395	14,426
Gross profit	38,824	32,776
Operating expenses:
Research and development	20,443	17,699
Sales and marketing	30,278	29,456
General and administrative	14,573	9,077
Total operating expenses	65,294	56,232
Loss from operations	(26,470)	(23,456)
Interest and other (expense) income, net	(16)	228
Interest expense	(86)	(159)
Loss before provision for income taxes	(26,572)	(23,387)
Provision for income taxes	342	178
Net loss	$(26,914)	$(23,565)

Net loss per share, basic and diluted	$(0.26)	$(1.28)

Weighted-average shares used to compute net loss per share, basic and diluted	104,033	18,392
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(26,914)	$(23,565)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(128)
Unrealized gain (loss) on available-for-sale marketable securities	(48)	—
Total comprehensive loss	$(26,959)	$(23,693)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 31, 2021	—	$—	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	—	—	2,848	1	8,018	—	—	8,019
Exercise of common stock warrants	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	842	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Stock-based compensation	—	—	—	—	12,133	—	—	12,133
Other comprehensive income (loss)	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(26,914)	(26,914)
Balance at April 30, 2021	—	$—	106,192	$11	$849,438	$(90)	$(424,705)	$424,654

Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon exercise of stock options	—	—	288	—	871	—	—	871
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Common stock issued and awards assumed as consideration in connection with acquisitions	—	—	8	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,144	—	—	5,144
Foreign currency translation adjustments	—	—	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	—	—	(23,565)	(23,565)
Balance at April 30, 2020	63,762	$340,167	19,280	$2	$103,195	$(341)	$(341,059)	$(238,203)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(26,914)	$(23,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,044	2,035
Amortization of deferred sales commissions	3,401	2,484
Accretion (amortization) of marketable securities purchased at a premium (discount)	566	—
Stock-based compensation, net of amounts capitalized	12,133	5,067
Non-cash operating lease cost	1,062	—
Other	23	5
Changes in operating assets and liabilities
Accounts receivable	837	3,093
Prepaid expenses	592	2,661
Other assets	1,144	250
Deferred sales commissions	(5,658)	(2,938)
Accounts payable	1,383	1,097
Accrued expenses and other current liabilities	(1,295)	(1,853)
Deferred revenue	9,177	102
Operating lease liabilities	(1,134)	—
Other noncurrent liabilities	(80)	439
Net cash used in operating activities	(2,719)	(11,123)
Cash flows from investing activities
Purchases of marketable securities	(267,548)	—
Maturities of marketable securities	1,558	—
Purchases of property and equipment	(247)	(15)
Capitalized internal-use software costs	—	(471)
Net cash used in investing activities	(266,237)	(486)
Cash flows from financing activities
Proceeds from borrowings	—	24,250
Payments of deferred offering costs	(93)	(294)
Proceeds from exercise of common stock options	8,019	871
Net cash provided by financing activities	7,926	24,827
Effect of exchange rate changes on cash and cash equivalents	(9)	(291)
Change in cash and cash equivalents and restricted cash	(261,039)	12,927
Cash and cash equivalents and restricted cash:
Beginning of period	404,440	101,813
End of period	$143,401	$114,740
Supplemental disclosures of cash flow information
Cash paid for income taxes	$272	$311
Cash paid for interest	21	132
Supplemental non-cash investing and financing information
Vesting of early exercised options	$49	$49
Stock-based compensation capitalized as internal-use software costs	—	77
Deferred offering costs accrued but not yet paid	—	1,168
Property and equipment accrued but not yet paid	575	176
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$143,101	$114,440
Restricted cash included in other current assets	300	300
Total cash, cash equivalents, and restricted cash	$143,401	$114,740
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
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, as filed with the SEC on March 12, 2021.
The Company’s condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
Fiscal Year
The Company’s fiscal year ends on January 31. Unless otherwise stated, references to year in these condensed consolidated financial statements relate to the above described fiscal year rather than calendar year.
2. Summary of Significant Accounting Policies
Use of Estimates and Judgments
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. The Company’s accounting policies that involve judgment include revenue recognition, period of benefit for deferred sales commissions, assumptions used for estimating the fair value of common stock to calculate stock-based compensation (prior to the closing of the Company’s initial public offering (“IPO”)), capitalization of internal-use software costs, valuation of goodwill and intangible assets, estimate of credit losses for accounts receivable and marketable securities, and valuation allowances associated with income taxes.
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
Significant Accounting Policies
Other than those described below, there have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, that have had a material impact on its condensed consolidated financial statements and related notes.
Marketable Securities
Marketable securities consist of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. Interest receivable on these securities is presented in other current assets on the condensed consolidated balance sheets. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s condensed consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss) and are recognized in the Company’s condensed consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in the Company’s condensed consolidated statements of operations.
Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at commencement by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “Operating lease liabilities, noncurrent” in the condensed consolidated balance sheets. The Company did not have any financing leases in any of the periods presented.
Operating lease right-of-use assets (“RoU”) and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. The interest rate implicit in our operating leases is not readily determinable, and therefore an incremental borrowing rate (“IBR”) is estimated to determine the present value of future payments. The estimated IBR factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Lease expenses are recognized on a straight-line basis over the lease term.
The Company generally uses the non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.
Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets but are recognized as expense on a straight-line basis over the term of the lease.

Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company received cash payments of $1.5 million from a related party for the year ended January 31, 2021. Related party transactions were not material as of April 30, 2021 or April 30, 2020.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its condensed consolidated financial statements. The sections below describe impacts from newly adopted pronouncements.
In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which amended the effective date of the new guidance. The Company adopted this guidance using a modified retrospective approach as of February 1, 2021. The Company has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption.
The adoption of the new standard resulted in recognition of operating lease RoU assets and operating lease liabilities of $10.3 million and $11.5 million, respectively, as of February 1, 2021. There was no cumulative impact of transition to the Company’s accumulated deficit balance as of the adoption date.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted this guidance as of February 1, 2021, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of April 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$133,693	$—	$—	$133,693
Corporate debt securities	—	1,754	—	1,754
Marketable securities:
U.S. Treasury securities	—	63,406	—	63,406
Corporate debt securities	—	113,162	—	113,162
Commercial paper	—	31,473	—	31,473
Foreign government obligations	—	14,366	—	14,366
Supranational securities	—	35,668	—	35,668
Certificates of deposit	—	7,301	—	7,301
Total financial assets	$133,693	$267,130	$—	$400,823

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$397,200	$—	$—	$397,200
The Company had $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of April 30, 2021 and January 31, 2021.
In connection with the Loan and Security agreement, discussed in Note 7, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other (expense) income, net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s condensed consolidated balance sheet. During the three months ended April 30, 2021, 21,746 warrants were exercised. There were no transfers out of level 3 during the three months ended April 30, 2021 and 2020.
The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet as of April 30, 2021 (in thousands):

	As of April 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$63,390	$16	$—	$63,406
Corporate debt securities	113,212	7	(57)	113,162
Commercial paper	31,471	2	—	31,473
Foreign government obligations	14,374	—	(8)	14,366
Supranational securities	35,677	—	(9)	35,668
Certificates of deposit	7,300	1	—	7,301
Total marketable securities	$265,424	$26	$(74)	$265,376

The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. No impairment loss has been recorded on the securities included in the table above, as the Company believes that the decrease in fair value of these securities is temporary.
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

April 30, 2021
Due in one year or less	$147,517
Due after one year and within five years	117,859
Total marketable securities	$265,376
The Company had no marketable securities as of January 31, 2021.
4. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	April 30, 2021	January 31, 2021
Computer and hardware equipment	$2,425	$2,206
Furniture and fixtures	1,855	1,773
Leasehold improvements	2,898	2,416
Capitalized internal-use software	3,386	3,386
Gross property and equipment(a)	10,564	9,781
Accumulated depreciation and amortization	(6,119)	(5,625)
Property and equipment, net	$4,445	$4,156
______________
(a)Gross property and equipment includes construction-in-progress of less than $0.1 million and $0.6 million that had not yet been placed in service as of April 30, 2021 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense of property and equipment was $0.5 million and $0.3 million for the three months ended April 30, 2021 and 2020, respectively.
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	April 30, 2021	January 31, 2021
United States	$3,736	$3,381
International	709	775
Total long-lived assets	$4,445	$4,156
The Company did not capitalize any internal-use software costs for the three months ended April 30, 2021. The Company capitalized $0.5 million of internal-use software costs for the three months ended April 30, 2020. Amortization of internal-use software costs was $0.3 million and $0.1 million during the three months ended April 30, 2021 and 2020, respectively. There were no impairments of capitalized internal-use software costs during the three months ended April 30, 2021 or 2020.
Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the three months ended April 30, 2020.
5. Intangible Assets and Goodwill
Acquired Intangible Assets
Intangible assets as of April 30, 2021 and January 31, 2021 consisted of developed technology with acquisition-date fair values of $19.1 million and $20.1 million, respectively.

As of April 30, 2021 and January 31, 2021, the accumulated amortization of the developed technology was $10.0 million and $9.4 million, respectively. As of April 30, 2021 and January 31, 2021, the weighted-average remaining useful life of the developed technology was 1.5 years and 1.8 years, respectively. The Company recorded amortization expense of $1.5 million and $1.7 million during the three months ended April 30, 2021 and 2020, respectively. There was no impairment of intangible assets recorded for the three months ended April 30, 2021 or 2020. Fully amortized intangible assets were written off in the amount of $1.0 million during the three months ended April 30, 2021.
As of April 30, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2022	$4,609
2023	4,510
Total amortization expense	$9,119
As of January 31, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
2022	6,146
2023	4,510
Total amortization expense	$10,656
Goodwill
There was no impairment of goodwill recorded for the three months ended April 30, 2021 or 2020.
6. Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2026. The leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include (i) renewal options at the election of the Company to renew or extend the lease for an additional 6 years, and/or (ii) options to terminate the lease early, subject to certain termination penalties and fees. These optional renewal and terminations periods have not been considered in the determination of the RoU asset and lease liabilities associated with these leases, as the Company did not consider it reasonably certain it would exercise the options.
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of April 30, 2021.
The following table presents the components of operating lease expense (in thousands):

Three Months Ended April 30, 2021
Operating lease expense	$1,144
Variable lease expense	149
Short-term lease expense	11
Sublease income	21
As of April 30, 2021, the weighted average remaining lease term was 2.4 and the weighted average discount rate used to determine the net present value of the lease liability was 3.1%.
Rent expense under ASC 840 was $0.8 million for the three months ended April 30, 2020.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

Three Months Ended April 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,200
As of April 30, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Amount
Remainder of 2022	$3,596
2023	4,792
2024	2,013
2025	350
2026	54
Total lease payments	$10,805
Less: imputed interest	(403)
Present value of lease liabilities	$10,402
7. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable. As of April 30, 2021 and January 31, 2021, the Company did not have any debt balance outstanding. The Company was in compliance with the financial covenants associated with the SVB Agreement as of April 30, 2021.
8. Commitments and Contingencies
Non-Cancellable Purchase Commitments
During the three months ended April 30, 2021, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.
Other Obligations
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
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in the Company paying $4.5 million to resolve the class-wide claims during the three months ended April 30, 2021. As of January 31, 2021, the Company had recorded $4.5 million related to these claims within accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of April 30, 2021 or January 31, 2021.
9. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended April 30,
	2021	2020
United States	$45,396	$39,345
International	8,823	7,857
Total revenue	$54,219	$47,202
No individual foreign country contributed 10% or more of revenue for the three months ended April 30, 2021 and 2020.
No customer individually accounted for 10% or more of the Company’s revenue for the three months ended April 30, 2021 or 2020.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $42.4 million and $38.0 million during the three months ended April 30, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of April 30, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $281.0 million and the Company expects to recognize revenue of $171.2 million for these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. As of April 30, 2021 and January 31, 2021, the allowance for credit losses was $0.1 million.
As of April 30, 2021, one customer accounted for 12% of total accounts receivable. As of January 31, 2021, one customer accounted for 10% of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due, net of allowance for credit losses. Unbilled receivables totaled $1.0 million as of April 30, 2021 and January 31, 2021, and were recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets on the condensed consolidated balance sheet as of April 30, 2021. Contract assets totaled $1.6 million as of January 31, 2021, and were recorded within other current assets on the condensed consolidated balance sheets.

Deferred Sales Commissions
The Company capitalized sales commission of $5.7 million and $2.9 million during the three months ended April 30, 2021 and 2020, respectively. Amortized costs were $3.4 million and $2.5 million for the three months ended April 30, 2021 and 2020, respectively. There was no impairment loss in relation to deferred sales commissions for the three months ended April 30, 2021 or 2020.
10. Stockholders’ Equity and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of April 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000.0 million shares of common stock at a par value of $0.0001 as of April 30, 2021 and January 31, 2021. As of April 30, 2021 and January 31, 2021, approximately 106.2 million and 102.5 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of April 30, 2021 and January 31, 2021, no dividends had been declared.
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
The Company has issued stock options and restricted stock units (“RSUs”) to employees, directors, consultants, and advisors pursuant to both the 2010 Plan and 2020 Plan.
Employee stock options are granted with an exercise price no less than the fair value of the underlying common stock on the grant date, in general vest based on continuous service over four years, and expire 10 years from the date of grant. The value of RSUs is measured based on the grant date fair value of the awards and in general vest based on satisfying a service-based condition based on continuous service over four years.
As of April 30, 2021, there were 16.1 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.

Stock Options
The following table is a summary of option activity during the three months ended April 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2021	24,768	$4.16	6.7	$749,111
Options granted	—	$—
Options exercised	(2,836)	$2.79
Options cancelled	(464)	$8.37
Balance at April 30, 2021	21,468	$4.26	6.5	$327,213
Options exercisable at April 30, 2021	15,251	$3.15	5.8	$249,138
No stock options were granted during the three months ended April 30, 2021. Stock options granted during the three months ended April 30, 2020 had a weighted-average grant-date fair value $6.00 per share. The aggregate intrinsic value of options exercised during the three months ended April 30, 2021 and 2020 was $51.4 million and $2.6 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of April 30, 2021, there was $29.4 million of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.2 years.
Early Exercise of Employee Options
As of April 30, 2021 and January 31, 2021, the Company had a liability of $0.2 million for 59,125 and 75,250 shares, respectively, of common stock that were unvested and early exercised by employees as of April 30, 2021 and January 31, 2021, respectively.
Restricted Stock Units
The following table is a summary of RSU activity for the three months ended April 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2021	3,757	$15.07
Granted(a)	2,578	$21.97
Released	(842)	$12.21
Forfeited	(137)	$19.54
Balance at April 30, 2021	5,356	$18.73
RSUs expected to vest at April 30, 2021	5,356	$18.73
______________
(a)During the three months ended April 30, 2021, of the 2.6 million RSUs granted, 0.1 million awards were subject to both service-based and performance-based vesting conditions.
As of April 30, 2021, there was $82.6 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $2.3 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 3.4 years.
Jask Labs Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 127,194 and 140,348 remained outstanding as of April 30, 2021 and January 31, 2021, respectively. As of April 30, 2021, 99,753 options were vested and exercisable with a weighted-average exercise price of $10.09, and the total unrecognized compensation expense related to these awards was $0.2 million. During the three months ended April 30, 2021, 12,478 options were exercised.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on September 17, 2020. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods, except for the initial offering period which began on September 17, 2020, and will end on December 15, 2022 and the second offering period will begin on June 15, 2021. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP.
The Company recognized stock-based compensation expense related to ESPP of $0.8 million during the three months ended April 30, 2021. As of April 30, 2021, $4.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. As of April 30, 2021, there was $5.8 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 1.1 years.
There were no purchases for the three months ended April 30, 2021 related to the ESPP.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue	$173	$62
Research and development(a)	4,547	2,029
Sales and marketing	3,472	1,527
General and administrative	3,941	1,449
Total stock-based compensation expense	$12,133	$5,067
________________
(a)During the three months ended April 30, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs. During the three months ended April 30, 2020, the Company capitalized stock-based compensation of $0.1 million related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded $0.2 million in stock-based compensation expense related to the vesting of the restricted common stock during the three months ended April 30, 2021 and 2020. As of April 30, 2021, the remaining unrecognized stock-based compensation expense of $0.4 million will be recognized over the remaining vesting period.
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

Common Stock Transfers
During the three months ended April 30, 2020, certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded stock-based compensation of $0.3 million for the three months ended April 30, 2020, in general and administrative expenses in the condensed consolidated statements of operations. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
11. Income Taxes
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
The Company recorded income tax expense of $0.3 million and $0.2 million for the three months ended April 30, 2021 and 2020. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.
The American Rescue Plan Act of 2021 (“American Rescue Plan”) was enacted by the United States on March 11, 2021. The American Rescue Plan did not have a material impact on the Company’s provision for income taxes for the three months ended April 30, 2021.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Net loss	$(26,914)	$(23,565)
Weighted-average shares outstanding, basic and diluted	104,033	18,392
Net loss per share, basic and diluted	$(0.26)	$(1.28)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended April 30,
	2021	2020
Stock options	21,468	28,175
RSUs	5,356	2,805
ESPP	246	—
Warrants	11	32
Shares subject to repurchase	124	254
Assumed options for Jask Labs acquisition	127	204
Issuable shares for Jask Labs acquisition	—	791
Redeemable convertible preferred stock	—	63,762
Total anti-dilutive securities	27,332	96,023

13. Subsequent Events
On May 24, 2021, we completed the acquisition of DF Labs S.p.A. (“DFLabs”), an Italian corporation and a leader in security orchestration, automation and response (“SOAR”) technology. The combination of Sumo Logic’s Cloud SIEM and DFLabs’ solution will provide customers with comprehensive cloud-native security intelligence solutions built for today’s digital businesses. The aggregate purchase consideration was $42.1 million, of which $35.3 million was paid in cash, and $6.8 million was comprised of 364,669 shares of the Company’s common stock. The Company is currently evaluating the purchase price allocation for this transaction and expects the acquisition to be accounted for as business combination.
In May 2021, the Company entered into a definitive agreement to acquire Sensu, Inc. (“Sensu”), a privately-held software company that is a leader in open source monitoring. The transaction is subject to customary closing conditions and is anticipated to close in the second quarter of fiscal 2022. The total amount to be paid by the Company in the transaction to acquire the shares and certain indebtedness of Sensu will be approximately $29.6 million, which amount will be subject to customary purchase price adjustments determined at closing. The purchase price for the shares of Sensu will be paid in a combination of cash and shares of the Company’s common stock, with the shares to be valued based on the average trading price of the Company’s common stock over a trailing period measured prior to the closing. The Company is currently evaluating the purchase price allocation for this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 12, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal year ending January 31, 2022 is referred to herein as fiscal 2022. Our fiscal years ended January 31, 2021 and 2020 are referred to herein as fiscal 2021 and fiscal 2020, respectively.
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
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the three months ended April 30, 2021 and 2020, our revenue was $54.2 million and $47.2 million, respectively, representing a period over period growth rate of 15%. We generated GAAP operating losses of $26.5 million and $23.5 million for the three months ended April 30, 2021 and 2020, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. We generated non-GAAP operating losses of $10.8 million and $16.7 million for the three months ended April 30, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, continue to require many of our employees and contractors to work remotely, and have reduced business travel, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. We believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The recent global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. As businesses transition to the public cloud and with the increasing number of cloud-native businesses, continuous intelligence will become even more of a strategic imperative. We believe this growing adoption of cloud infrastructure across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of April 30, 2021, we had approximately 2,200 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we expect that our ability to add new customers may be negatively impacted by current economic uncertainty in light of the COVID-19 pandemic. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate has fluctuated between approximately 115% and 130% for each of the past twelve quarters. In the first quarter of fiscal 2022, our dollar-based net retention rate declined a few percentage points below 115%. The decline was driven by the combination of slower than historic expansion in the install base and higher than historical churn. We anticipate that our dollar-based net retention may continue to decline and it will take several quarters before we start to see sustained improvement in our dollar-based net retention rate. Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 376 as of April 30, 2021 and 329 as of April 30, 2020.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 16% and 17% of our revenue outside the United States during the three months ended April 30, 2021 and 2020, respectively. We believe that global demand for Continuous Intelligence and for the functionality of our platform will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, or APJ, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our over 200 international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one year, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for the three months ended April 30, 2021 and 2020.
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
Interest and Other (Expense) Income, Net
Interest and other (expense) income, net primarily consists of interest and investment income and foreign currency transaction gains (losses).
Interest Expense
Interest expense primarily consists of interest incurred in connection with our past borrowings under our revolving line of credit facility.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Revenue	$54,219	$47,202
Cost of revenue(1)(2)	15,395	14,426
Gross profit	38,824	32,776
Operating expenses:
Research and development(1)	20,443	17,699
Sales and marketing(1)(3)	30,278	29,456
General and administrative(1)(4)	14,573	9,077
Total operating expenses	65,294	56,232
Loss from operations	(26,470)	(23,456)
Interest and other (expense) income, net	(16)	228
Interest expense	(86)	(159)
Loss before provision for income taxes	(26,572)	(23,387)
Provision for income taxes	342	178
Net loss	$(26,914)	$(23,565)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Cost of revenue	$173	$62
Research and development(a)	4,858	2,029
Sales and marketing	3,722	1,527
General and administrative(b)	4,188	1,449
Total stock-based compensation expense and related employer payroll taxes	$12,941	$5,067
(a)See Note 10 to our condensed consolidated financial statements for the capitalized stock-based compensation expense related to internal-use software development costs.
(b)See Note 10 to our condensed consolidated financial statements for the incremental stock-based compensation expense related to transfers of our common stock by our current and former employees to existing investors for amounts over the estimated fair value at the date of the transaction.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Cost of revenue	$1,537	$1,705
Total amortization of acquired intangible assets	$1,537	$1,705
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $1.5 million during the three months ended April 30, 2020. As of January 31, 2021, we had recorded $4.5 million related to these claims, which were paid as part of a signed settlement agreement during the three months ended April 30, 2021. For more information, see “Legal Proceedings.”

(4)Includes acquisition-related expenses as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
General and administrative	$1,216	$—
Total acquisition-related expenses	$1,216	$—
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2021	2020
Revenue	100%	100%
Cost of revenue	28	31
Gross profit	72%	69%
Operating expenses:
Research and development	38	37
Sales and marketing	56	62
General and administrative	27	19
Total operating expenses	120%	119%
Loss from operations	(49)	(50)
Interest and other (expense) income, net	—	—
Interest expense	—	—
Loss before provision for income taxes	(49)	(50)
Provision for income taxes	1	—
Net loss	(50)%	(50)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
Revenue	$54,219	$47,202	$7,017	15%
Revenue increased by $7.0 million, or 15%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. Excluding revenue from our current largest revenue customer, which represented $3.2 million in revenue for the three months ended April 30, 2021 compared to $3.9 million for the three months ended April 30, 2020, the increase in revenue would have been 18%. We estimate that approximately 80% of the increase in revenue was attributable to growth from existing customers, and approximately 20% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 376 as of April 30, 2021from 329 as of April 30, 2020.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
Cost of revenue	$15,395	$14,426	$969	7%
Gross profit	38,824	32,776	6,048	18%
Gross margin	72%	69%
Cost of revenue increased by $1.0 million, or 7%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in cost of revenue was primarily due to a $1.0 million increase in third-party hosting fees, other services, and personnel costs related to providing access to and supporting our platform. Our gross profit increased $6.0 million and gross margin increased 3% primarily as a result of an initiative to optimize our cloud infrastructure costs and platform efficiency.
Research and Development

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
Research and development	$20,443	$17,699	$2,744	16%
Percentage of revenue	38%	37%
Research and development expenses increased by $2.7 million, or 16% during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in research and development expenses was primarily driven by a $3.7 million increase in personnel and related expenses directly associated with an increase in cost per head, including an increase in allocated overhead costs, of which $2.8 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs also included a $0.5 million decrease in capitalized internal-use software. In addition, this increase was partially offset by a $0.8 million decrease in software, hardware, and cloud infrastructure fees for staging and development as a result of an initiative to optimize our cloud infrastructure costs and platform efficiency.
Sales and Marketing

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
Sales and marketing	$30,278	$29,456	$822	3%
Percentage of revenue	56%	62%
Sales and marketing expenses increased by $0.8 million, or 3%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in sales and marketing expenses was primarily driven by a $3.3 million increase in personnel and related expenses associated with an increase in headcount, including an increase in allocated overhead costs, of which $2.2 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs was partially offset by a non-recurring $1.5 million expense related to compensation and other costs related to the employment status of certain current and former employees recorded during the three months ended April 30, 2020. In addition, we had a $0.5 million increase related to recruiting fees and third-party public relations and marketing services. These increases were offset by a decrease of $1.7 million in advertising and promotional costs as a result of lower costs to host virtual programs due to the COVID-19 pandemic.

General and Administrative

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
General and administrative	$14,573	$9,077	$5,496	61%
Percentage of revenue	27%	19%
General and administrative expenses increased by $5.5 million, or 61%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase in general and administrative expenses was primarily driven by a $3.0 million increase in personnel and related expenses, due to an increase in cost per head, of which $2.7 million was related to stock-based compensation expense and related employer payroll taxes. In addition, insurance increased by $1.6 million and professional services increased by $0.8 million, primarily related to acquisition-related expenses.
Interest and Other (Expense) Income, Net

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest and other (expense) income, net	$(16)	$228	$(244)	(107)%
Interest and other (expense) income, net decreased by $0.2 million, or 107%, during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The decrease in interest and other (expense) income, net was driven by a decrease in interest income due to lower interest rates compared to the prior period. The three months ended April 30, 2021 included realized foreign currency losses of $0.1 million.
Interest Expense

	Three Months Ended April 30,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest expense	$(86)	$(159)	$73	(46)%
Interest expense decreased by $0.1 million during the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The decrease in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the prior period.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation and related employer payroll taxes recorded to cost of revenue and amortization of acquired intangible assets.

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
Gross profit	$38,824	$32,776
Add: Stock-based compensation and related employer payroll taxes	173	62
Add: Amortization of acquired intangible assets	1,537	1,705
Non-GAAP gross profit	$40,534	$34,543

Gross margin	72%	69%
Non-GAAP gross margin	75%	73%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
Loss from operations	$(26,470)	$(23,456)
Add: Stock-based compensation and related employer payroll taxes	12,941	5,067
Add: Amortization of acquired intangible assets	1,537	1,705
Add: Acquisition-related expenses	1,216	—
Non-GAAP operating loss	$(10,776)	$(16,684)

Operating margin	(49)%	(50)%
Non-GAAP operating margin	(20)%	(35)%
Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net loss	$(26,914)	$(23,565)
Add: Stock-based compensation and related employer payroll taxes	12,941	5,067
Add: Amortization of acquired intangible assets	1,537	1,705
Add: Acquisition-related expenses	1,216	—
Non-GAAP net loss	$(11,220)	$(16,793)

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

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(2,719)	$(11,123)
Less: Purchases of property and equipment	(247)	(15)
Less: Capitalized internal-use software costs	—	(471)
Free cash flow	$(2,966)	$(11,609)

Cash used in investing activities	$(266,237)	$(486)
Cash provided by financing activities	$7,926	$24,487
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $424.7 million as of April 30, 2021. In the third quarter of fiscal 2021 we completed our initial public offering, or IPO, and we received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million, including the exercise of the underwriters’ option to purchase additional shares. As of April 30, 2021, we had $143.1 million in cash and cash equivalents and $265.4 million in marketable securities.
We believe our existing cash and cash equivalents, marketable securities, and cash provided by sales of access to our platform will be sufficient to meet our projected operating requirements for at least the next 12 months, despite the uncertainty in the changing market and economic conditions as a result of the COVID-19 pandemic, which may have an impact on our available cash due to customer requests for extended payment terms or better pricing. As a result of our revenue growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations may continue in the foreseeable future. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewals, billing timing and frequency, pricing changes, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality, the continued market adoption of our platform, and the impact of the COVID-19 pandemic on our business and results of operations, the business of our customers, and the economy. We may in the future pursue acquisitions of businesses, technologies, assets, and talent.
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of April 30, 2021, we did not have any debt balance outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $281.0 million, of which we expect to recognize revenue of $171.2 million over the next 12 months, with the remaining balance recognized thereafter. As of April 30, 2021, we had deferred revenue of $115.9 million, of which $112.1 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,719)	$(11,123)
Investing activities	$(266,237)	$(486)
Financing activities	$7,926	$24,827
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
Cash used in operating activities for the three months ended April 30, 2021 of $2.7 million consisted of our net loss of $26.9 million, adjusted for non-cash charges of $19.2 million and net cash inflows of $5.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $12.1 million, amortization of deferred sales commissions of $3.4 million, depreciation and amortization of $2.0 million, and $1.1 million of non-cash operating lease costs. Changes in operating assets and liabilities primarily reflected a $9.2 million increase in deferred revenue resulting from increased billings for subscriptions, a $1.7 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid, and a $0.8 million decrease in accounts receivable due to collections being greater than billings during the period. These changes were partially offset by a $5.7 million increase in deferred sales commissions due to commissions paid on new bookings and a $1.1 million decrease in lease liabilities due to monthly rental payments for our operating leases.
Cash used in operating activities for the three months ended April 30, 2020 of $11.1 million consisted of our net loss of $23.6 million, adjusted for non-cash charges of $9.6 million and net cash inflows of $2.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $5.1 million, amortization of deferred sales commissions of $2.5 million, and depreciation and amortization of $2.0 million. Changes in operating assets and liabilities primarily reflected a $3.1 million decrease in accounts receivable due to collections being greater than billings during the period, and a $2.7 million decrease in prepaid expenses related to the timing of advance payments to vendors and amortization of prior amounts paid. These changes were partially offset by a $2.9 million increase in deferred sales commissions due to commissions paid on new bookings and a $0.8 million decrease in accounts payable and accrued expenses due to timing of payments to vendors.
Investing Activities
Cash used in investing activities for the three months ended April 30, 2021 of $266.2 million primarily consisted of purchases of marketable securities of $267.5 million, partially offset by $1.6 million of maturities.
Cash used in investing activities for the three months ended April 30, 2020 of $0.5 million primarily consisted of $0.5 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2021 of $7.9 million primarily consisted of proceeds from common stock option exercises of $8.0 million.
Cash provided by financing activities for the three months ended April 30, 2020 of $24.8 million consisted of proceeds from borrowings of $24.3 million under the SVB Agreement and proceeds from common stock option exercises of $0.9 million, partially offset by $0.3 million in payments of deferred offering costs associated with our IPO.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at January 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Year

	(in thousands)
Operating lease commitments(1)	$12,348	$5,320	$6,623	$405	$—
Hosting commitments	190,341	60,341	130,000	—	—
Other commitments	1,110	1,110	—	—	—
Total	$203,799	$66,771	$136,623	$405	$—
____________
(1)Includes the Company's office locations even if they are not considered operating leases under ASC 842.

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
Critical Accounting Policies and Estimates
We prepared our condensed consolidated financial statements and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, in accordance with GAAP. In preparation of these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by management; therefore, actual results could differ from the estimates made by management. We refer to accounting estimates of this type as critical accounting policies and estimates.
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies for the three months ended April 30, 2021 except as described in the section titled “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk
As of April 30, 2021, we had $133.7 million of cash equivalents invested in money market funds of which $0.3 million was restricted cash related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $265.4 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our chief executive officer and chief financial officer concluded that, as of April 30, 2021, our disclosure controls and procedures were effective at the reasonableness assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. For example, in September 2019, attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which we disputed. In response, we mediated the dispute, and in August 2020, we entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration resulted in us paying approximately $4.5 million in the first quarter of fiscal 2022 to resolve the class-wide claims, which included claims for employee misclassification and related federal and state claims, civil penalties under California’s Private Attorneys General Act of 2004, as well as claims for failure to pay overtime, provide meal and rest breaks, pay timely wages, and provide accurate wage statements, and claims for alleged unlawful business practices.
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
We have experienced rapid revenue growth in recent periods. For example, our revenue was $103.6 million, $155.1 million, and $202.6 million for the years ended January 31, 2019, 2020 and 2021, and was $47.2 million and $54.2 million for the three months ended April 30, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and are likely to decline, due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $47.8 million, $92.1 million, and $80.3 million for the years ended January 31, 2019, 2020 and 2021, and $23.6 million and $26.9 million for the three months ended April 30, 2020 and 2021, respectively. As of April 30, 2021, we had an accumulated deficit of $424.7 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2019, 2020, and 2021 and for the three months ended April 30, 2021, and 17% for the three months ended April 30, 2020. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
We are a rapidly growing company, and our future growth depends, in part, on our ability to continue to meet the expanding needs of our customers and to attract new customers. Our customer count changed from 1,900 as of January 31, 2019, to 2,137 as of January 31, 2020, to 2,164 as of January 31, 2021. As existing customers gain more experience with our platform, they may broaden their reliance on our platform, which may require that we expand our operations infrastructure as well as our dependence on third parties to support that infrastructure. To manage this growth effectively, we will need to continue to improve and expand our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy offerings from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. Any future growth would add complexity to our organization and require effective coordination across our organization, and failure to manage such future growth effectively could result in increased costs. If we do not accurately predict our architecture requirements, our existing customers may experience delays, interruptions, or service outages that may subject us to financial liabilities or customer losses. If we are unable to effectively manage our growth, our business, financial condition, and results of operations would be adversely affected.
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
We have in the past acquired, and we may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. For example, we acquired DF Labs S.p.A., or DFLabs, in the first quarter of fiscal 2022. We may not successfully integrate DFLabs’ people or solutions with ours, or achieve market acceptance of our combined solutions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
As of January 31, 2021, we had $360.0 million of federal and $213.4 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030 for federal and California purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have had an ownership change as a result of our IPO in September 2020 which could result in a Section 382 limitation through January 31, 2021. However, we do not expect any resulting limitations on our ability to utilize NOLs or other tax attributes.
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2021 or April 30, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of April 30, 2021, we had no outstanding loan balance under this facility.
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
We may fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
The material weakness that we identified occurred because we had not designed and maintained effective controls over certain aspects of our information technology systems. More specifically, we did not design and maintain effective user access controls to adequately restrict user and privileged access to financial enterprise resource planning applications, including ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and the monitoring of system changes. This material weakness did not result in any errors to the consolidated financial statements as of and for the fiscal year ended January 31, 2020, nor did we find any evidence of management override of entries in our financial reporting process. To address this material weakness, we took actions to improve our control environment related to certain aspects of our information technology systems. As of the year ended January 31, 2021, we concluded that our remediation efforts have been successful, and that the previously-identified material weakness in our internal control over financial reporting has been remediated. However, while the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
We can give no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our condensed consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are, therefore, not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for fiscal 2022.
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

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
None.
Use of Proceeds
On September 21, 2020, we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-248251), which was declared effective by the SEC on September 16, 2020. There has been no material change in the use of the IPO proceeds as described in our final prospectus filed with the SEC on September 17, 2020, pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Loan and Security Agreement, dated as of February 8, 2021, by and between Sumo Logic, Inc., as borrower, and Silicon Valley Bank, as lender	8-K	001-39502	10.1	February 12, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

SUMO LOGIC, INC.

Date: June 4, 2021	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2021	By:	/s/ Sydney Carey
	Name:	Sydney Carey
	Title:	Chief Financial Officer
(Principal Financial Officer)