Form 10-Q
period 2021-07-31
Sumo Logic, Inc.
filed 2021-09-10
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
or
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

As of August 31, 2021, the number of outstanding shares of the registrant's common stock was 110,369,336 shares of common stock.

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
•the impact of the COVID-19 pandemic, and the emerging Delta variant, and any associated economic downturn on our business and results of operations;
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
•We license certain editions of our offerings under an open source licensing model, which may limit our ability to monetize certain of our offerings and present other challenges;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$96,583	$404,140
Marketable securities, current	192,652	—
Accounts receivable, net	30,766	44,761
Prepaid expenses	6,963	10,509
Deferred sales commissions, current	14,163	12,790
Other current assets	2,242	3,110
Total current assets	343,369	475,310
Marketable securities, noncurrent	82,454	—
Property and equipment, net	5,098	4,156
Operating lease right-of-use assets	8,210	—
Goodwill	97,184	50,672
Acquired intangible assets, net	35,030	10,656
Deferred sales commissions, noncurrent	28,809	27,857
Other assets	1,659	1,856
Total assets	$601,813	$570,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,711	$4,832
Accrued expenses and other current liabilities	20,284	23,316
Operating lease liabilities, current	4,608	—
Deferred revenue, current	108,035	102,625
Total current liabilities	139,638	130,773
Operating lease liabilities, noncurrent	4,666	—
Deferred revenue, noncurrent	4,687	4,076
Other liabilities	5,600	4,246
Total liabilities	154,591	139,095
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	11	10
Additional paid-in-capital	904,076	829,238
Accumulated other comprehensive loss	(111)	(45)
Accumulated deficit	(456,754)	(397,791)
Total stockholders’ equity	447,222	431,412
Total liabilities and stockholders’ equity	$601,813	$570,507
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	$58,841	$49,415	$113,060	$96,617
Cost of revenue	19,778	14,113	35,173	28,539
Gross profit	39,063	35,302	77,887	68,078
Operating expenses:
Research and development	23,861	15,304	44,304	33,003
Sales and marketing	31,457	24,174	61,735	53,630
General and administrative	16,670	7,512	31,243	16,589
Total operating expenses	71,988	46,990	137,282	103,222
Loss from operations	(32,925)	(11,688)	(59,395)	(35,144)
Interest and other income (expense), net	69	(155)	53	73
Interest expense	(3)	(205)	(89)	(364)
Loss before provision for income taxes	(32,859)	(12,048)	(59,431)	(35,435)
Provision (benefit) for income taxes	(810)	169	(468)	347
Net loss	$(32,049)	$(12,217)	$(58,963)	$(35,782)

Net loss per share, basic and diluted	$(0.30)	$(0.66)	$(0.56)	$(1.93)

Weighted-average shares used to compute net loss per share, basic and diluted	107,884	18,649	105,990	18,522
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(32,049)	$(12,217)	$(58,963)	$(35,782)
Other comprehensive income (loss):
Foreign currency translation adjustments	(80)	146	(77)	18
Unrealized gain on available-for-sale marketable securities	59	—	11	—
Total comprehensive loss	$(32,070)	$(12,071)	$(59,029)	$(35,764)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at April 30, 2021	—	$—	106,192	$11	$849,438	$(90)	$(424,705)	$424,654
Issuance of common stock upon exercise of stock options	—	—	1,632	—	5,308			5,308
Vesting of restricted stock units	—	—	355	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Issuance of common stock in connection with employee stock purchase plan	—	—	280	—	4,725	—	—	4,725
Common stock issued in connection with acquisitions	—	—	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	—	—	14,057	—	—	14,057
Other comprehensive income (loss)	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(32,049)	(32,049)
Balance at July 31, 2021	—	$—	110,133	$11	$904,076	$(111)	$(456,754)	$447,222

Balance at April 30, 2020	63,762	$340,167	19,280	$2	$103,195	$(341)	$(341,059)	$(238,203)
Issuance of common stock upon exercise of stock options	—	—	633	—	1,252	—	—	1,252
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Common stock issued and awards assumed as consideration in connection with acquisitions	—	—	215	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,765	—	—	4,765
Foreign currency translation adjustments	—	—	—	—	—	146	—	146
Net loss	—	—	—	—	—	—	(12,217)	(12,217)
Balance at July 31, 2020	63,762	$340,167	20,128	$2	$109,261	$(195)	$(353,276)	$(244,208)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 31, 2021	—	$—	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	—	—	4,480	1	13,326	—	—	13,327
Exercise of common stock warrants	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	1,197	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	98	—	—	98
Issuance of common stock in connection with employee stock purchase plan	—	—	280	—	4,725	—	—	4,725
Common stock issued in connection with acquisitions	—	—	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	—	—	26,190	—	—	26,190
Other comprehensive income (loss)	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(58,963)	(58,963)
Balance at July 31, 2021	—	$—	110,133	$11	$904,076	$(111)	$(456,754)	$447,222

Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon exercise of stock options	—	—	921	—	2,123	—	—	2,123
Vesting of early exercised stock options	—	—	—	—	98	—	—	98
Common stock issued and awards assumed as consideration in connection with acquisitions	—	—	223	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,909	—	—	9,909
Foreign currency translation adjustments	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(35,782)	(35,782)
Balance at July 31, 2020	63,762	$340,167	20,128	$2	$109,261	$(195)	$(353,276)	$(244,208)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(58,963)	$(35,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,607	4,072
Amortization of deferred sales commissions	7,165	5,214
Accretion (amortization) of marketable securities purchased at a premium (discount)	1,367	—
Stock-based compensation, net of amounts capitalized	26,190	9,723
Non-cash operating lease cost	2,094	—
Other	(1,046)	82
Changes in operating assets and liabilities
Accounts receivable	14,717	(2,461)
Prepaid expenses	3,545	3,258
Other assets	1,386	180
Deferred sales commissions	(9,490)	(6,918)
Accounts payable	1,553	(992)
Accrued expenses and other current liabilities	(4,068)	170
Deferred revenue	4,886	(6,133)
Operating lease liabilities	(2,247)	—
Other noncurrent liabilities	47	1,681
Net cash used in operating activities	(7,257)	(27,906)
Cash flows from investing activities
Purchases of marketable securities	(291,670)	—
Maturities of marketable securities	15,208	—
Purchases of property and equipment	(1,301)	(190)
Capitalized internal-use software costs	—	(959)
Cash paid for acquisitions, net of cash and restricted cash acquired	(40,297)	—
Net cash used in investing activities	(318,060)	(1,149)
Cash flows from financing activities
Proceeds from borrowings	—	24,250
Payments of deferred offering costs	(93)	(556)
Proceeds from employee stock purchase plan	4,725	—
Proceeds from exercise of common stock options	13,327	2,123
Cash paid for holdback consideration in connection with acquisitions	—	(100)
Net cash provided by financing activities	17,959	25,717
Effect of exchange rate changes on cash and cash equivalents	(149)	(58)
Change in cash and cash equivalents and restricted cash	(307,507)	(3,396)
Cash and cash equivalents and restricted cash:
Beginning of period	404,440	101,813
End of period	$96,933	$98,417
Supplemental disclosures of cash flow information
Cash paid for income taxes	$538	$506
Cash paid for interest	40	449
Supplemental non-cash investing and financing information
Vesting of early exercised options	$98	$98
Common stock and assumed awards issued as consideration for acquisitions	30,499	—
Unpaid cash consideration for acquisitions	499	—
Stock-based compensation capitalized as internal-use software costs	—	186
Deferred offering costs accrued but not yet paid	—	1,714
Property and equipment accrued but not yet paid	224	61
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$96,583	$98,117
Restricted cash included in other current assets	350	300
Total cash, cash equivalents, and restricted cash	$96,933	$98,417
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
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
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
COVID-19
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which the COVID-19 pandemic, including the emergence of the Delta variant, may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
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
Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at commencement by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, noncurrent in the condensed consolidated balance sheets. The Company did not have any financing leases in any of the periods presented.
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Land is not depreciated. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization are removed from the Company’s consolidated balance sheet and the resulting gain or loss is reflected in the Company’s consolidated statement of operations.
The following table presents the estimated useful lives of the Company’s property and equipment:

Useful Life
Computer and hardware equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life
Capitalized internal-use software	3 years
Building	10 - 22 years
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company received cash payments of $1.5 million from a related party for the year ended January 31, 2021. Related party transactions were not material as of July 31, 2021, or for the six months ended July 31, 2021 or 2020.
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
The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,132	$—	$—	$87,132
Marketable securities:
U.S. Treasury securities	—	63,262	—	63,262
Corporate debt securities	—	122,793	—	122,793
Commercial paper	—	33,328	—	33,328
Foreign government obligations	—	12,718	—	12,718
Supranational securities	—	35,604	—	35,604
Certificates of deposit	—	7,401	—	7,401
Total financial assets	$87,132	$275,106	$—	$362,238

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$397,200	$—	$—	$397,200
The Company had $0.4 million and $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of July 31, 2021 and January 31, 2021, respectively.
In connection with the Loan and Security agreement, discussed in Note 7, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other income (expense), net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s condensed consolidated balance sheet. During the six months ended July 31, 2021, 21,746 warrants were exercised. There were no transfers out of level 3 during the six months ended July 31, 2021 and 2020.
The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet as of July 31, 2021 (in thousands):

	As of July 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$63,247	$15	$—	$63,262
Corporate debt securities	122,795	22	(24)	122,793
Commercial paper	33,329	1	(2)	33,328
Foreign government obligations	12,721	—	(3)	12,718
Supranational securities	35,603	2	(1)	35,604
Certificates of deposit	7,400	1	—	7,401
Total marketable securities	$275,095	$41	$(30)	$275,106
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
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

July 31, 2021
Due in one year or less	$192,652
Due after one year and within five years	82,454
Total marketable securities	$275,106
The Company had no marketable securities as of January 31, 2021.
4. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Computer and hardware equipment	$2,911	$2,206
Furniture and fixtures	1,978	1,773
Leasehold improvements	2,979	2,416
Capitalized internal-use software	3,386	3,386
Building	331	—
Land	93	—
Gross property and equipment(a)	11,678	9,781
Accumulated depreciation and amortization	(6,580)	(5,625)
Property and equipment, net	$5,098	$4,156
______________
(a)Gross property and equipment includes construction-in-progress of $0.3 million and $0.6 million that had not yet been placed in service as of July 31, 2021 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense of property and equipment was $0.5 million and $0.3 million for the three months ended July 31, 2021 and 2020, respectively, and $1.0 million and $0.7 million for the six months ended July 31, 2021 and 2020, respectively.

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	July 31, 2021	January 31, 2021
United States	$4,060	$3,381
International	1,038	775
Total long-lived assets	$5,098	$4,156
The Company did not capitalize any internal-use software costs for the six months ended July 31, 2021. The Company capitalized $0.6 million and $1.1 million of internal-use software costs during the three and six months ended July 31, 2020. Amortization of internal-use software costs was $0.1 million and $0.2 million during the three months ended July 31, 2021 and 2020, respectively and $0.4 million and $0.3 million during the six months ended July 31, 2021 and 2020, respectively. There were no impairments of capitalized internal-use software costs during the six months ended July 31, 2021 or 2020.
Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the six months ended July 31, 2020.
5. Acquisitions, Intangible Assets and Goodwill
Sensu, Inc.
On June 10, 2021, the Company completed the acquisition of Sensu, Inc. (“Sensu”) a privately-held software company that is a leader in open source monitoring. The addition of Sensu is expected to accelerate the Company's observability strategy by providing customers with an affordable and scalable end-to-end solution for infrastructure and application monitoring.

The aggregate amount recorded as purchase consideration was $32.7 million, of which $8.6 million was paid or to be paid in cash, and $24.1 million was comprised of 1,123,697 shares of the Company’s common stock. The value of consideration assigned to such shares of common stock was based on the closing price of the Company’s common stock on the date of acquisition, or $21.49 per share.
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture which lapses in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.1 million during the three and six months ended July 31, 2021. As of July 31, 2021, the remaining unrecognized stock-based compensation expense was $1.4 million, and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was held back by the Company as partial security for certain indemnification obligations. The consideration held back will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
Certain stock options held by Sensu employees were assumed by the Company with a total fair value of $0.6 million and will be recognized as stock-based compensation over the remaining service period. See Note 10 for more details on the Sensu options assumed.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of July 31, 2021, the primary area that remains preliminary relates to the valuation of certain tax-related items.

The following table presents the preliminary purchase consideration allocation recorded in the Company’s condensed consolidated balance sheet as of the acquisition date (in thousands):

Amount
Cash and cash equivalents	$2,270
Accounts receivable	409
Other current assets	50
Acquired intangible assets	11,800
Goodwill	19,889
Accounts payable	(49)
Deferred revenue, current	(658)
Accrued expenses and other current liabilities	(143)
Deferred revenue, noncurrent	(99)
Other liabilities	(747)
Total acquisition consideration	$32,722
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Total	Useful Life (in years)
Developed technology	$8,800	3
Customer relationships	3,000	5
Intangible assets	$11,800
Goodwill represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce and synergies expected to be achieved from the integration of Sensu. In addition, goodwill represents the future benefits as a result of the acquisition that management expects to enhance the Company’s product available to both new and existing customers and increase the Company’s market position. Goodwill is not deductible for tax purposes.
The results of operations of Sensu from the date of acquisition have been included in the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of Sensu are not material to the Company’s condensed consolidated financial statements in any period presented.
DF Labs S.p.A.
On May 24, 2021, the Company completed the acquisition of DF Labs S.p.A. (“DFLabs”), a privately-held Italian corporation and a leader in security orchestration, automation and response (“SOAR”) technology. The combination of the Company’s Cloud SIEM and DFLabs' solution will provide customers with comprehensive cloud-native security intelligence solutions.
The aggregate amount recorded as purchase consideration was $41.7 million, of which $35.3 million was paid in cash, and $6.4 million was comprised of 334,815 shares of the Company’s common stock. The value of consideration assigned to such shares of common stock was based on the closing price of the Company’s common stock on the date of acquisition, or $18.97 per share.
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapses in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million during the three and six months ended July 31, 2021. As of July 31, 2021, the remaining unrecognized stock-based compensation expense was $2.5 million, and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations. The escrow fund will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of July 31, 2021, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary purchase consideration allocation recorded in the Company’s condensed consolidated balance sheet as of the acquisition date (in thousands):

Amount
Cash and cash equivalents	$782
Accounts receivable	430
Other current assets	111
Property and equipment	435
Acquired intangible assets	17,200
Goodwill	26,623
Other assets	178
Accounts payable	(262)
Deferred revenue, current	(340)
Accrued expenses and other current liabilities	(788)
Deferred revenue, noncurrent	(38)
Other liabilities	(2,654)
Total acquisition consideration	$41,677
Acquired intangible assets consist of developed technology with an estimated useful life of 3 years.
Goodwill represents the future economic benefits arising from other assets that could not be individually identified and separately recognized, such as the acquired assembled workforce of DFLabs and synergies expected to be achieved from the integration of DFLabs. In addition, goodwill represents the future benefits as a result of the acquisition that management expects to enhance the Company’s product available to both new and existing customers and increase the Company’s market position. Goodwill is not deductible for tax purposes.
The results of operations of DFLabs from the date of acquisition have been included in the Company’s condensed consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of DFLabs are not material to the Company’s condensed consolidated financial statements in any period presented.
Acquisition-Related Expenses
The Company incurred acquisition-related expenses primarily for professional services of $3.8 million, which were recorded as general and administrative expenses in the consolidated statement of operations.
Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	July 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$45,080	$(12,967)	$32,113	2.5
Customer relationships	3,000	(83)	2,917	4.9
Total	$48,080	$(13,050)	$35,030

	January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$20,093	$(9,437)	$10,656	1.8
The Company recorded amortization expense of $3.1 million and $1.7 million during the three months ended July 31, 2021 and 2020, respectively and $4.6 million and $3.4 million during the six months ended July 31, 2021 and 2020, respectively. There was no impairment of intangible assets recorded for the six months ended July 31, 2021 or 2020. Fully amortized intangible assets were written off in the amount of $1.0 million during the six months ended July 31, 2021.
As of July 31, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2022	$7,706
2023	13,775
2024	9,265
2025	3,468
2026	600
Thereafter	216
Total amortization expense	$35,030
As of January 31, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
2022	6,146
2023	4,510
Total amortization expense	$10,656
Goodwill
Changes in the carrying amount of goodwill for the six months ended July 31, 2021 was as follows (in thousands):

Amounts
Balance as of January 31, 2021	$50,672
Acquisitions	46,512
Balance as of July 31, 2021	$97,184
There was no impairment of goodwill recorded for the six months ended July 31, 2021 or 2020.
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
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of July 31, 2021.

The following table presents the components of operating lease expense (in thousands):

	Three Months Ended July 31, 2021	Six Months Ended July 31, 2021
Operating lease expense	$1,114	$2,258
Variable lease expense	117	266
Short-term lease expense	8	19
Sublease income	65	86
As of July 31, 2021, the weighted average remaining lease term was 2.1 and the weighted average discount rate used to determine the net present value of the lease liability was 3.1%.
Rent expense under ASC 840 was $0.7 million and $1.5 million for the three and six months ended July 31, 2020.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended July 31, 2021	Six Months Ended July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,190	$2,390
As of July 31, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Amount
Remainder of 2022	$2,401
2023	4,787
2024	2,007
2025	350
2026	54
Total lease payments	$9,599
Less: imputed interest	(325)
Present value of lease liabilities	$9,274
7. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable. As of July 31, 2021 and January 31, 2021, the Company did not have any debt balance outstanding. The Company was in compliance with the financial covenants associated with the SVB Agreement as of July 31, 2021.

8. Commitments and Contingencies
Non-Cancellable Purchase Commitments
During the six months ended July 31, 2021, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.
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
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in the Company paying $4.5 million to resolve the class-wide claims during the six months ended July 31, 2021. As of January 31, 2021, the Company had recorded $4.5 million related to these claims within accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of July 31, 2021 or January 31, 2021.
9. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
United States	$48,828	$41,667	$94,224	$81,012
International	10,013	7,748	18,836	15,605
Total revenue	$58,841	$49,415	$113,060	$96,617
No individual foreign country contributed 10% or more of revenue for the three and six months ended July 31, 2021 and 2020.
No customer individually accounted for 10% or more of the Company’s revenue for the three and six months ended July 31, 2021 or 2020.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $50.8 million and $38.4 million during the three months ended July 31, 2021 and 2020, respectively, and $74.9 million and $63.3 million during the six months ended July 31, 2021 and 2020, respectively that was included in the deferred revenue balance at the beginning of the respective periods.
As of July 31, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $277.4 million and the Company expects to recognize revenue of $171.8 million for these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance for credit losses was $0.2 million and $0.1 million as of July 31, 2021 and January 31, 2021, respectively.
As of July 31, 2021, no individual customer accounted for 10% or more of total accounts receivable. As of January 31, 2021, one customer accounted for 10% of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due, net of allowance for credit losses. Unbilled receivables totaled $1.1 million and $1.0 million as of July 31, 2021 and January 31, 2021, respectively, and were recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets on the condensed consolidated balance sheet as of July 31, 2021. Contract assets totaled $1.6 million as of January 31, 2021, and were recorded within other current assets on the condensed consolidated balance sheets.
Deferred Sales Commissions
The Company capitalized sales commission of $3.8 million and $4.0 million during the three months ended July 31, 2021 and 2020, respectively and $9.5 million and $6.9 million during the six months ended July 31, 2021 and 2020, respectively. Amortized costs were $3.8 million and $2.7 million for the three months ended July 31, 2021 and 2020, respectively and $7.2 million and $5.2 million for the six months ended July 31, 2021 and 2020. There was no impairment loss in relation to deferred sales commissions for the six months ended July 31, 2021 or 2020.
10. Stockholders’ Equity and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of July 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000.0 million shares of common stock at a par value of $0.0001 as of July 31, 2021 and January 31, 2021. As of July 31, 2021 and January 31, 2021, approximately 110.1 million and 102.5 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2021 and January 31, 2021, no dividends had been declared.
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
As of July 31, 2021, there were 15.3 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
Stock Options
The following table is a summary of option activity during the six months ended July 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2021	24,768	$4.16	6.7	$749,111
Options granted	—	$—
Options exercised	(4,458)	$2.95
Options cancelled	(684)	$8.60
Balance at July 31, 2021	19,626	$4.29	6.4	$321,291
Options exercisable at July 31, 2021	14,547	$3.29	5.9	$252,538
No stock options were granted during the three months ended July 31, 2021. Stock options granted during the three months ended July 31, 2020 had a weighted-average grant-date fair value $7.50 per share. The aggregate intrinsic value of options exercised during the three months ended July 31, 2021 and 2020 was $28.7 million and $6.4 million, respectively.
No stock options were granted during the six months ended July 31, 2021. Stock options granted during the six months ended July 31, 2020 had a weighted-average grant-date fair value $6.10 per share. The aggregate intrinsic value of options exercised during the six months ended July 31, 2021 and 2020 was $80.1 million and $9.0 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of July 31, 2021, there was $24.3 million of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.0 years.
Early Exercise of Employee Options
As of July 31, 2021 and January 31, 2021, the Company had a liability of $0.1 million and $0.2 million for 43,000 and 75,250 shares, respectively, of common stock that were unvested and early exercised by employees.

Restricted Stock Units
The following table is a summary of RSU activity for the six months ended July 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2021	3,757	$15.07
Granted(a)(b)	3,846	$21.31
Released	(1,197)	$13.39
Forfeited	(378)	$20.07
Balance at July 31, 2021	6,028	$19.07
RSUs expected to vest at July 31, 2021	6,028	$19.07
______________
(a)During the six months ended July 31, 2021, of the 3.8 million RSUs granted, 0.1 million awards were subject to both service-based and performance-based vesting conditions.
(b)In connection with the acquisitions, the Company agreed to grant 0.4 million RSUs to employees of the acquired companies.
As of July 31, 2021, there was $95.2 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $2.3 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 3.4 years.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 33,267 remained outstanding as of July 31, 2021. As of July 31, 2021, 2,625 options were vested and exercisable with a weighted-average exercise price of $4.83, and the total unrecognized compensation expense related to these awards was $0.5 million. During the six months ended July 31, 2021, no options were exercised.
Jask Labs Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 117,582 and 140,348 remained outstanding as of July 31, 2021 and January 31, 2021, respectively. As of July 31, 2021, 94,764 options were vested and exercisable with a weighted-average exercise price of $10.54, and the total unrecognized compensation expense related to these awards was $0.1 million. During the six months ended July 31, 2021, 22,038 options were exercised.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on September 17, 2020. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP. Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period.

The Company recognized stock-based compensation expense related to the ESPP of $1.7 million and $2.5 million during the three and six months ended July 31, 2021, respectively. As of July 31, 2021 and January 31, 2021, $1.1 million and $2.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of July 31, 2021, there was $8.6 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 1.3 years.
During the three and six months ended July 31, 2021, 279,600 shares of common stock were issued under the ESPP at a purchase price of $16.90.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue	$156	$39	$329	$101
Research and development(a)	5,969	1,849	10,516	3,878
Sales and marketing	4,172	1,589	7,644	3,116
General and administrative	3,760	1,179	7,701	2,628
Total stock-based compensation expense	$14,057	$4,656	$26,190	$9,723
________________
(a)During the six months ended July 31, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs. During the three and six months ended July 31, 2020, the Company capitalized stock-based compensation of $0.1 million and $0.2 million related to internal-use software development costs, respectively. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded $0.2 million in stock-based compensation expense related to the vesting of the restricted common stock during the three months ended July 31, 2021 and 2020 and $0.4 million during the six months ended July 31, 2021 and 2020. As of July 31, 2021, the remaining unrecognized stock-based compensation expense of $0.2 million will be recognized over the remaining vesting period.
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
Common Stock Transfers
During the six months ended July 31, 2020, certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded stock-based compensation of $0.3 million for the six months ended July 31, 2020, in general and administrative expenses in the condensed consolidated statements of operations. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
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
The Company recorded an income tax benefit of $0.8 million and $0.5 million for the three and six months ended July 31, 2021, respectively. The Company recorded income tax expense $0.2 million and $0.3 million for the three and six months ended July

31, 2020, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.
The Company recorded a one-time tax benefit of $0.7 million due to a partial release of our valuation allowance in connection with the acquisition of Sensu.
The American Rescue Plan Act of 2021 (“American Rescue Plan”) was enacted by the United States on March 11, 2021. The American Rescue Plan did not have a material impact on the Company’s provision for income taxes for the three or six months ended July 31, 2021.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(32,049)	$(12,217)	$(58,963)	$(35,782)
Weighted-average shares outstanding, basic and diluted	107,884	18,649	105,990	18,522
Net loss per share, basic and diluted	$(0.30)	$(0.66)	$(0.56)	$(1.93)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Stock options	19,626	26,728	19,626	26,728
RSUs	6,028	2,909	6,028	2,909
ESPP	67	—	67	—
Warrants	11	32	11	32
Shares subject to repurchase	323	238	323	238
Assumed options for acquisitions	151	175	151	175
Issuable shares for acquisitions	194	576	194	576
Redeemable convertible preferred stock	—	63,762	—	63,762
Total anti-dilutive securities	26,400	94,420	26,400	94,420

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
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the six months ended July 31, 2021 and 2020, our revenue was $113.1 million and $96.6 million, respectively, representing a period over period growth rate of 17%. We generated GAAP operating losses of $59.4 million and $35.1 million for the six months ended July 31, 2021 and 2020, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. We generated non-GAAP operating losses of $23.2 million and $22.0 million for the six months ended July 31, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, continue to require many of our employees and contractors to work remotely, and have reduced business travel, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In 2021, the Delta variant of COVID-19 has become the dominant strain in numerous countries around the world, including the United States, and is believed to be more contagious than other previously identified COVID-19 strains. However, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. As businesses transition to the public cloud and with the increasing number of cloud-native businesses, continuous intelligence will become even more of a strategic imperative. We believe this growing adoption of cloud infrastructure across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of July 31, 2021, we had over 2,300 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we expect that our ability to add new customers may be negatively impacted by current economic uncertainty in light of the COVID-19 pandemic. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate has fluctuated between approximately 115% and 130% each quarter of the prior three fiscal years. In the first quarter of fiscal 2022, our dollar-based net retention rate declined below 115% and in the second quarter of fiscal 2022, it further declined a few percentage points below 110%. The decline was driven by the combination of slower than historic expansion in the install base and higher than historical churn. We anticipate that our dollar-based net retention may continue to decline and it will take several quarters before we start to see sustained improvement in our dollar-based net retention rate due to our dollar-based net retention calculated on a 4 quarter trailing average. Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 410 as of July 31, 2021 and 330 as of July 31, 2020.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 17% of our revenue outside the United States during the three and six months ended July 31, 2021 and 16% for the three and six months ended July 31, 2020, respectively. We believe that global demand for Continuous Intelligence and for the functionality of our platform will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, or APJ, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our approximately 250 international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Acquisition of Sensu, Inc.
On June 10, 2021, we completed the acquisition of Sensu, Inc. (“Sensu”), a privately-held software company that is a leader in open source monitoring. The addition of Sensu is expected to accelerate our observability strategy by providing customers with an affordable and scalable end-to-end solution for infrastructure and application monitoring. The aggregate amount recorded as purchase consideration was $32.7 million, of which $8.6 million was paid or to be paid in cash, and $24.1 million was comprised of 1,123,697 shares of common stock. Additionally, 71,644 shares of common stock were issued and will be recorded as stock-based compensation, and we assumed 33,267 options to purchase shares of common stock granted under Sensu’s equity plan. See Note 5 to our condensed consolidated financial statements.
Acquisition of DF Labs S.p.A.
On May 24, 2021, we completed the acquisition of DF Labs S.p.A. (“DFLabs”), a privately-held Italian corporation and a leader in security orchestration, automation and response (“SOAR”) technology. The combination of our Cloud SIEM and DFLabs' solution will provide customers with comprehensive cloud-native security intelligence solutions. The aggregate amount recorded as purchase consideration was $41.7 million, of which $35.3 million was paid in cash, and $6.4 million was comprised of 334,815 shares of common stock. Additionally, 143,492 shares of common stock were issued and will be recorded as stock-based compensation. See Note 5 to our condensed consolidated financial statements.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one year, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for the six months ended July 31, 2021 and 2020.

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
Interest and Other Income (Expense), Net
Interest and other income (expense), net primarily consists of interest and investment income and foreign currency transaction gains (losses).
Interest Expense
Interest expense primarily consists of interest incurred in connection with our past borrowings under our revolving line of credit facility.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$58,841	$49,415	$113,060	$96,617
Cost of revenue(1)(2)(4)	19,778	14,113	35,173	28,539
Gross profit	39,063	35,302	77,887	68,078
Operating expenses:
Research and development(1)(4)	23,861	15,304	44,304	33,003
Sales and marketing(1)(3)(4)	31,457	24,174	61,735	53,630
General and administrative(1)(4)	16,670	7,512	31,243	16,589
Total operating expenses	71,988	46,990	137,282	103,222
Loss from operations	(32,925)	(11,688)	(59,395)	(35,144)
Interest and other income (expense), net	69	(155)	53	73
Interest expense	(3)	(205)	(89)	(364)
Loss before provision for income taxes	(32,859)	(12,048)	(59,431)	(35,435)
Provision (benefit) for income taxes	(810)	169	(468)	347
Net loss	$(32,049)	$(12,217)	$(58,963)	$(35,782)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$193	$39	$366	$101
Research and development(a)	6,103	1,849	10,961	3,878
Sales and marketing	4,291	1,589	8,013	3,116
General and administrative(b)	3,906	1,179	8,094	2,628
Total stock-based compensation expense and related employer payroll taxes	$14,493	$4,656	$27,434	$9,723
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
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$3,006	$1,706	$4,543	$3,411
Sales and marketing	83	—	83	—
Total amortization of acquired intangible assets	$3,089	$1,706	$4,626	$3,411
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $1.5 million during the six months ended July 31, 2020. As of January 31, 2021, we had recorded $4.5 million related to these claims, which were paid as part of a signed settlement agreement during the six months ended July 31, 2021. For more information, see “Legal Proceedings.”
(4)Includes acquisition-related expenses as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$54	$—	$54	$—
Research and development	238	—	238	—
Sales and marketing	86	—	86	—
General and administrative	2,540	—	3,756	—
Total acquisition-related expenses	$2,918	$—	$4,134	$—

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	34	29	31	30
Gross profit	66%	71%	69%	70%
Operating expenses:
Research and development	41	31	39	34
Sales and marketing	53	49	55	56
General and administrative	28	15	28	17
Total operating expenses	122%	95%	121%	107%
Loss from operations	(56)	(24)	(53)	(36)
Interest and other income (expense), net	—	—	—	—
Interest expense	—	—	—	1
Loss before provision for income taxes	(56)	(24)	(53)	(37)
Provision (benefit) for income taxes	(2)	1	(1)	—
Net loss	(54)%	(25)%	(52)%	(37)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Revenue	$58,841	$49,415	$9,426	19%
Revenue increased by $9.4 million, or 19%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. Excluding revenue from our current largest revenue customer, which represented $4.0 million in revenue for the three months ended July 31, 2021 compared to $4.2 million for the three months ended July 31, 2020, the increase in revenue would have been 21%. We estimate that approximately 80% of the increase in revenue was attributable to growth from existing customers and approximately 20% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 410 as of July 31, 2021from 330 as of July 31, 2020.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Cost of revenue	$19,778	$14,113	$5,665	40%
Gross profit	39,063	35,302	3,761	11%
Gross margin	66%	71%
Cost of revenue increased by $5.7 million, or 40%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in cost of revenue was primarily due to a $4.4 million increase in third-party hosting fees, other services, and personnel costs related to providing access to and supporting our platform, and a $1.3 million increase in amortization of acquired developed technology primarily as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Our gross profit increased $3.8 million and gross margin decreased 5% primarily as a result of increased amortization of acquired developed technology and increased third-party hosting fees.

Research and Development

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Research and development	$23,861	$15,304	$8,557	56%
Percentage of revenue	41%	31%
Research and development expenses increased by $8.6 million, or 56% during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in research and development expenses was primarily driven by a $7.7 million increase in personnel and related expenses directly associated with an increase in cost per head and increase in headcount, including an increase in allocated overhead costs, of which $4.3 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs also included a $0.5 million decrease in capitalized internal-use software. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $0.7 million.
Sales and Marketing

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Sales and marketing	$31,457	$24,174	$7,283	30%
Percentage of revenue	53%	49%
Sales and marketing expenses increased by $7.3 million, or 30%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in sales and marketing expenses was primarily driven by a $5.5 million increase in personnel and related expenses associated with an increase in cost per head and an increase in headcount, including an increase in allocated overhead costs, of which $2.7 million was related to stock-based compensation expense and related employer payroll taxes. In addition, we had a $1.2 million increase in recruiting fees and third-party public relations and marketing services and a $0.5 million increase in software and cloud hosting fees for our customer free trials and customer proofs of value.
General and Administrative

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
General and administrative	$16,670	$7,512	$9,158	122%
Percentage of revenue	28%	15%
General and administrative expenses increased by $9.2 million, or 122%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in general and administrative expenses was driven by a $3.4 million increase in personnel and related expenses, due to an increase in cost per head and an increase in headcount, of which $2.7 million was related to stock-based compensation expense and related employer payroll taxes. In addition, professional services increased by $3.9 million, primarily related to the acquisition-related expenses for our acquisitions of Sensu and DFLabs, and insurance increased by $1.6 million.

Interest and Other Income (Expense), Net

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$69	$(155)	$224	(145)%
Interest and other income (expense), net increased by $0.2 million, or 145%, during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase in interest and other income (expense), net was driven by an increase in interest income and decrease in foreign currency losses compared to the prior period.
Interest Expense

	Three Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest expense	$(3)	$(205)	$202	(99)%
Interest expense decreased by $0.2 million during the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The decrease in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the prior period.
Comparison of Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Revenue	$113,060	$96,617	$16,443	17%
Revenue increased by $16.4 million, or 17%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. Excluding revenue from our current largest revenue customer, which represented $7.2 million in revenue for the six months ended July 31, 2021 compared to $8.2 million for the six months ended July 31, 2020, the increase in revenue would have been 20%. We estimate that approximately 80% of the increase in revenue was attributable to growth from existing customers, and approximately 20% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 410 as of July 31, 2021 from 330 as of July 31, 2020.
Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Cost of revenue	$35,173	$28,539	$6,634	23%
Gross profit	77,887	68,078	9,809	14%
Gross margin	69%	70%
Cost of revenue increased by $6.6 million, or 23%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in cost of revenue was primarily due to an $5.4 million increase in third-party hosting fees and other services related to providing access to and supporting our platform and an increase in amortization of acquired developed technology of $1.1 million primarily as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Our gross profit increased $9.8 million while gross margin decreased 1% primarily as a result of increased amortization of acquired developed technology.

Research and Development

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Research and development	$44,304	$33,003	$11,301	34%
Percentage of revenue	39%	34%
Research and development expenses increased by $11.3 million, or 34%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in research and development expenses was primarily driven by a $11.4 million increase in personnel and related expenses directly associated with an increase in cost per head and increase in headcount, including an increase in allocated overhead costs, of which $7.1 million was related to stock-based compensation expense. This increase in personnel and related costs also included a $1.0 million decrease in capitalized internal-use software.
Sales and Marketing

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Sales and marketing	$61,735	$53,630	$8,105	15%
Percentage of revenue	55%	56%

Sales and marketing expenses increased by $8.1 million, or 15%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in sales and marketing expenses was primarily driven by a $8.8 million increase in personnel and related expenses associated with an increase in headcount, including an increase in allocated overhead costs, of which $4.9 million was related to stock-based compensation expense. This increase in personnel and related costs was partially offset by a non-recurring $1.5 million expense related to compensation and other costs related to the employment status of certain current and former employees recorded during the first quarter of fiscal 2021. In addition, we had a $1.7 million increase in recruiting fees and third-party public relations and marketing services and a $0.6 million increase in software. These increases were offset by a decrease of $1.6 million in advertising and promotional costs as a result of lower costs to host virtual programs due to the COVID-9 pandemic.
General and Administrative

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
General and administrative	$31,243	$16,589	$14,654	88%
Percentage of revenue.	28%	17%
General and administrative expenses increased by $14.7 million, or 88%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase in general and administrative expenses was primarily driven by a $6.4 million increase in personnel and related expenses that were associated with an increase in cost per head and increase in headcount, of which $5.5 million was related to stock-based compensation expense. Professional services increased by $4.7 million, primarily related to the acquisition-related expenses for our acquisitions of Sensu and DFLabs, and insurance increased by $3.2 million.
Interest and Other Income (Expense), Net

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$53	$73	$(20)	(27)%
Interest and other income (expense), net decreased by less than $0.1 million, or 27%, during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease in interest and other income (expense), net was primarily driven by an increase in foreign currency losses compared to the prior period.

Interest Expense

	Six Months Ended July 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest expense	$(89)	$(364)	$275	(76)%
Interest expense decreased by $0.3 million during the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The decrease in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the prior period.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$39,063	$35,302	77,887	68,078
Add: Stock-based compensation and related employer payroll taxes	193	39	366	101
Add: Amortization of acquired intangible assets	3,006	1,706	4,543	3,411
Add: Acquisition-related expenses	54	—	54	—
Non-GAAP gross profit	$42,316	$37,047	$82,850	$71,590

Gross margin	66%	71%	69%	70%
Non-GAAP gross margin	72%	75%	73%	74%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(dollars in thousands)
Loss from operations	$(32,925)	$(11,688)	$(59,395)	$(35,144)
Add: Stock-based compensation and related employer payroll taxes	14,493	4,656	27,434	9,723
Add: Amortization of acquired intangible assets	3,089	1,706	4,626	3,411
Add: Acquisition-related expenses	2,918	—	4,134	—
Non-GAAP operating loss	$(12,425)	$(5,326)	$(23,201)	$(22,010)

Operating margin	(56)%	(24)%	(53)%	(36)%
Non-GAAP operating margin	(21)%	(11)%	(21)%	(23)%
Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(32,049)	$(12,217)	$(58,963)	$(35,782)
Add: Stock-based compensation and related employer payroll taxes	14,493	4,656	27,434	9,723
Add: Amortization of acquired intangible assets	3,089	1,706	4,626	3,411
Add: Acquisition-related expenses	2,918	—	4,134	—
Non-GAAP net loss	$(11,549)	$(5,855)	$(22,769)	$(22,648)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cash used in operating activities	$(4,538)	$(16,783)	$(7,257)	$(27,906)
Less: Purchases of property and equipment	(1,054)	(175)	(1,301)	(190)
Less: Capitalized internal-use software costs	—	(488)	—	(959)
Free cash flow	$(5,592)	$(17,446)	$(8,558)	$(29,055)

Cash used in investing activities	$(51,823)	$(663)	$(318,060)	$(1,149)
Cash provided by financing activities	$10,033	$890	$17,959	$25,717

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $456.8 million as of July 31, 2021. In the third quarter of fiscal 2021 we completed our initial public offering, or IPO, and we received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million, including the exercise of the underwriters’ option to purchase additional shares. As of July 31, 2021, we had $96.6 million in cash and cash equivalents and $275.1 million in marketable securities.
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
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of July 31, 2021, we did not have any debt balance outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $277.4 million, of which we expect to recognize revenue of $171.8 million over the next 12 months, with the remaining balance recognized thereafter. As of July 31, 2021, we had deferred revenue of $112.7 million, of which $108.0 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended July 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,257)	$(27,906)
Investing activities	$(318,060)	$(1,149)
Financing activities	$17,959	$25,717

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
Cash used in operating activities for the six months ended July 31, 2021 of $7.3 million consisted of our net loss of $59.0 million, adjusted for non-cash charges of $41.4 million and net cash inflows of $10.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $26.2 million, amortization of deferred sales commissions of $7.2 million, depreciation and amortization of $5.6 million, and $2.1 million of non-cash operating lease costs. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $14.7 million decrease in accounts receivable due to collections being greater than billings during the period, a $4.9 million increase in deferred revenue resulting from increased billings for subscriptions, and a $4.9 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash inflows were partially offset by cash outflows resulting from a $9.5 million increase in deferred sales commissions due to commissions paid on new bookings, a $2.5 million decrease in accounts payable and accrued expenses due to timing of payments to vendors and a $2.2 million decrease in lease liabilities due to monthly rental payments for our operating leases.
Cash used in operating activities for the six months ended July 31, 2020 of $27.9 million consisted of our net loss of $35.8 million, adjusted for non-cash charges of $19.1 million and net cash outflows of $11.2 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $9.7 million, amortization of deferred sales commissions of $5.2 million, and depreciation and amortization of $4.1 million. Net cash outflows from changes in operating assets and liabilities were primarily the result of a $6.9 million increase in deferred sales commissions due to commissions paid on new bookings, a $6.1 million decrease in deferred revenue resulting from decreased billings for subscriptions, a $2.5 million increase in accounts receivable due to new billings being greater than collections during the period, and a $0.8 million decrease in accounts payable and accrued expenses due to timing of payments to vendors. Net cash outflows were partially offset by cash inflows resulting from a $3.3 million decrease in prepaid expenses related to the timing of advance payments to vendors and amortization of prior amounts paid and a $1.7 million increase in other noncurrent liabilities for payroll taxes, which were deferred under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
Investing Activities
Cash used in investing activities for the six months ended July 31, 2021 of $318.1 million primarily consisted of purchases of marketable securities of $291.7 million and cash paid for acquisitions, net of cash and restricted cash acquired of $40.3 million, partially offset by $15.2 million of maturities of marketable securities.
Cash used in investing activities for the six months ended July 31, 2020 of $1.1 million primarily consisted of $1.0 million of capitalized internal-use software costs.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2021 of $18.0 million primarily consisted of proceeds from common stock option exercises of $13.3 million and proceeds from employee stock purchase plan of $4.7 million.
Cash provided by financing activities for the six months ended July 31, 2020 of $25.7 million primarily consisted of proceeds from borrowings of $24.3 million under the SVB Agreement and proceeds from common stock option exercises of $2.1 million, partially offset by $0.6 million in payments of deferred offering costs associated with our initial public offering.

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
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies for the six months ended July 31, 2021 except as described in the section titled “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Interest Rate Risk
As of July 31, 2021, we had $87.1 million of cash equivalents invested in money market funds and $0.4 million was restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $275.1 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our results of operations.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the condensed consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer concluded that, as of July 31, 2021, our disclosure controls and procedures were effective at the reasonableness assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. For example, our revenue was $103.6 million, $155.1 million, and $202.6 million for the years ended January 31, 2019, 2020 and 2021, and was $96.6 million and $113.1 million for the six months ended July 31, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and are likely to decline, due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $47.8 million, $92.1 million, and $80.3 million for the years ended January 31, 2019, 2020 and 2021, and $35.8 million and $59.0 million for the six months ended July 31, 2020 and 2021, respectively. As of July 31, 2021, we had an accumulated deficit of $456.8 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
Our competitors and potential competitors include providers of tools such as analytics, enterprise and open source search, SIEM, SOAR, observability, monitoring, and other software offerings that customers may perceive as substitutes for our platform. Our primary competitors include Splunk and Elastic. Other competitors include Datadog and New Relic, cloud infrastructure providers such as Amazon Web Services, Microsoft Azure, or Azure, Google Cloud Platform, or GCP, and various private companies.
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
Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms, or may decide to downgrade their subscriptions. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payments terms or better pricing. We believe that the COVID-19 pandemic has also caused delays in renewal decisions for some of our existing customers, has reduced effectiveness of our sales and marketing efforts, has lengthened our sales cycle with some of our potential customers, and has reduced the duration of subscriptions. In addition, the COVID-19 pandemic could result in increased customer churn, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our packaging and licensing models, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to continue to maintain or improve our dollar-based net retention rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our dollar-based net retention rate decreases, our business, financial condition, and results of operations would be adversely affected.
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
The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the geographic areas in which we conduct our business operations and from which we generate our revenue. It has also caused extreme societal, economic, and financial market volatility, resulting in business shutdowns and potentially leading to a global economic downturn. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and has had several effects on our business and results of operations, including, among other things:
•negatively impacting global IT spending, which has adversely affected demand and may continue to adversely affect demand for our platform, caused potential customers to delay or forgo purchases of subscriptions to our platform, lengthening our sales cycle, and caused some existing customers to fail to renew subscriptions, reduce their usage, or fail to expand their usage of our platform within their organizations; and
•restricting our sales operations and marketing efforts, including limiting the ability of our sales force to travel to existing customers and potential customers, and reducing the effectiveness of such efforts in some cases.
The COVID-19 pandemic may cause us to continue to experience the foregoing challenges in our business in the future and could have other effects on our business, including increasing customer churn, delaying collections or resulting in an inability to collect accounts receivable as a result of extended payment terms, concessions, or customer inability to pay, causing some of our customers to go out of business, and disrupting our ability to develop new offerings and enhance existing offerings, market and sell our platform, and conduct business activities generally.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. In particular, governmental authorities have in the past instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located. Even once shelter-in-place policies or other governmental restrictions have been lifted, we have taken a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact employee recruiting, productivity, training and development, and collaboration, or otherwise disrupt our business operations. The extent and duration of working remotely may also affect our ability to attract and retain employees, manage employee expectations regarding returning to offices, and expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, in the first half of fiscal 2021, we took a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including effecting a hiring pause, implementing a reduction in executive salaries, and implementing headcount reductions across our company, and we may be required to take similar actions in the future.
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and channel partners. Other disruptions or potential disruptions include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the emergence of variants of the virus, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. In 2021, the Delta variant of COVID-19 has become the dominant strain in numerous countries around the world, including the United States, and is believed to be more contagious than other previously identified COVID-19 strains. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense.
Our quarterly results of operations fluctuate, in part, because of the resource intensive nature of our sales efforts and the length and variability of our sales cycle. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can vary substantially from customer to customer based on customer size, deal complexity, as well as whether a sale is made directly by us or through a channel partner. We recently expanded our packaging and licensing model. Our limited experience marketing and selling under this packaging and licensing model may affect the length of our sales cycle and our ability to predict the length of our sales cycle or the anticipated size of potential subscriptions. Our sales cycle can vary considerably, and may be lengthened and made more uncertain by regional or global events, such as the COVID-19 pandemic. Such events have resulted in and may continue to cause a general reduction in IT spending by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle has lengthened as we continue to focus our sales efforts on large enterprises. In addition, our results of operations depend, in part, on subscription renewals from customers and increasing sales to our existing customers, which may also be reduced as a result of regional or global events. If a customer does not renew on time or as expected, it can negatively affect our revenue for a given period. It is difficult to predict exactly whether or when we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, initial sales or renewals have, in some cases, occurred in quarters subsequent to what we anticipated, or have not occurred at all. The loss or delay of one or more transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2019, 2020, and 2021 and for the six months ended July 31, 2020. We generated 17% of our revenue outside the United States for the six months ended July 31, 2021. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
We have in the past acquired, and we may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. For example, we acquired DFLabs and Sensu in the second quarter of fiscal 2022. We may not successfully integrate DFLabs’ or Sensu’s people or solutions with ours, or achieve market acceptance of our combined solutions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company's technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operates in international jurisdictions;
•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company's installed customer base or the acquired company's products to our installed customer base;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with incorporating acquired products, technologies, and rights into our platform and maintaining quality and security standards consistent with our brand;
•challenges and costs associated with successfully integrating or incorporating the acquired company's services, employees, customers, partners, business operations and administrative systems with ours, particularly when the acquired company operates in international jurisdictions;
•inability to identify security vulnerabilities in acquired technology prior to integration with our technology and platform;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•failure to accurately predict how the acquired company's pipeline will convert into sales or revenues following the acquisition, as conversion rates post-acquisition may be quite different from the acquired company's historical conversion rates and can be affected by changes in business practices that we implement;
•delays in customer purchases due to uncertainty related to any acquisition;
•the need to integrate or implement additional controls, procedures, and policies;
•any difficulties in consolidating the acquired company's financial results with ours, in particular as a result of different accounting principles or financial reporting standards, and the adverse consequences to us of any delay in obtaining the necessary financial information for such consolidation, any unanticipated change in financial information previously reported to us, or the impact the acquired company's financial performance has on our financial performance as a result of such consolidation;
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
•the disruption of our ongoing business and the diversion of management's attention by transition or integration issues; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
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

We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain cyber attacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks. We cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or impacted by security incidents or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

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
Our platform is complex and, despite extensive testing and quality control, has in the past and may in the future contain defects, errors, or vulnerabilities, or may not perform as contemplated. These defects, errors, or vulnerabilities could result in exposure of data, data loss, data leakage, unanticipated downtime, or other events that would result in harm to our reputation, loss of customers or revenue, refunds, order cancellations, service terminations, or lack of market acceptance of our platform. Cloud-based services often contain undetected defects, errors, or vulnerabilities when first introduced or when new versions or enhancements are released. As the use of our platform, including features that were recently developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, reputational risk, or liability should our platform fail to perform as contemplated in such deployments. In addition, the wide availability of open source software used in our solutions could expose us to security vulnerabilities. In addition, we make the source code of some of our proprietary platform features available to facilitate collaboration, but this may also enable others to compete more effectively. Public availability of such software may make it easier for others to compromise our platform. We have in the past and may in the future identify defects, errors, or vulnerabilities, which inadvertently permit access to or exposure of customer data. Any such defects, errors, or vulnerabilities would require us to make corrections to our platform, which could require us to allocate significant research and development and customer support resources to address any such problems. Further, as we make acquisitions, we may encounter difficulties in integrating acquired technologies into our services and in augmenting those technologies to meet the quality standards that are consistent with our brand and reputation.

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
Our success depends, in part, upon our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual provisions in an effort to establish and protect our proprietary rights. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property rights may be inadequate, and if we fail to protect or enforce our intellectual property rights adequately, our competitors might gain access to our proprietary technology and develop and commercialize similar services or technologies, and our business, financial condition, results of operations, or prospects could be adversely affected. While we have been issued patents in the United States and have additional patent applications pending, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents issued from pending or future patent applications or licensed to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks, or other intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the United States, or in foreign jurisdictions. There can be no guarantee that others will not infringe on our trademarks or patents, independently develop similar offerings, duplicate any of our offerings, or design around our patents or other intellectual property rights. Further, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our intellectual property rights.
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
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. We seek to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our proprietary software to the public. However, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. Our platform incorporates software that is licensed under an open source license which would require release of proprietary code if such platform was distributed to third parties. We take steps to ensure that our platform is not distributed, but business conditions could arise that make such distribution necessary or advisable. Additionally, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis, which, if not properly addressed, could negatively affect the performance of our platform.
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
We license certain editions of our offerings under an open source licensing model, which may limit our ability to monetize certain of our offerings and present other challenges.
With the acquisition of Sensu, an edition of one of our offerings, Sensu Go, will have been intentionally made freely available under a permissive open source software license, the MIT license. That version will be complemented by paid versions of Sensu under proprietary or other limited license terms, employing a business strategy called open-core licensing model, which is intended to spur adoption of paid offerings with additional features or commercial benefits. We may in the future have additional open source editions of our paid offerings. However, open source editions typically have very low conversion rates to paid editions, and we may not be able to convert users to customers at a rate high enough to offset the expense of maintaining the open source edition. While open source offerings can enjoy the benefit of community contributions and support, we may not be able to engage the community sufficiently to take advantage of this potential benefit. Moreover, open source offerings under a permissive license can be freely used by competitors without any consideration. Competitors can, for example, easily fork the project and create a competing one that may divert potential customers from our open source or paid offerings. This may result in our expending significant effort and expense maintaining an offering that will benefit our competitors. In addition, managing trademark and branding rights for open source offerings can be difficult, because the law regarding the interaction of trademark rights and open source licensing is evolving and uncertain. It may therefore be risky or difficult to enforce our trademark and branding rights for open source offerings. Finally, in the event we later wish to cease support of an open source edition in favor of paid editions, that decision may draw criticism, result in negative public relations, and reduce the popularity of the paid offerings.
The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.

We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice recently struck down the EU-US Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018, impose additional obligations directly on us as both a data controller and a data processor, as well as on many of our customers. The European Commission recently approved new standard contractual clauses for the transfer of personal data outside the European Economic Area, which impose a range of new requirements on organizations exporting or importing personal data subject to the GDPR. In addition, domestic data privacy laws continue to evolve and could expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, or CCPA, which took effect in January 2020, and the California Privacy Rights Act, or CPRA, which was approved by voters in November 2020, and similar legislation recently enacted or proposed in other states, require new disclosures, afford consumers new abilities, or otherwise create new obligations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with the GDPR, CCPA, CPRA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
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
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2021 or July 31, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of July 31, 2021, we had no outstanding loan balance under this facility.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” which we expect will occur as of the end of our current fiscal year. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations, and could cause a decline in the market price of our common stock.
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
As a public company, we will incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an “emerging growth company,” which we expect will occur as of the end of our current fiscal year. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, and stockholder approval of any golden parachute payments not previously approved. For so long as we remain an “emerging growth company,” we are also allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASU 2016-02, Leases (Topic 842), which establishes a principle for recognition of assets and liabilities from leasing arrangements. We may take advantage of these exemptions until we are no longer an “emerging growth company,” which we expect will occur as of the end of our current fiscal year. Any difficulties in implementing these pronouncements in connection with no longer being an “emerging growth company” could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. While we remain an “emerging growth company,” we cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Advisor Agreement, dated as of August 3, 2021, by and between Sumo Logic, Inc. and Sydney Carey.	8-K	001-39502	10.1	July 29, 2021
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

SUMO LOGIC, INC.

Date: September 9, 2021	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)