Form 10-Q
period 2021-10-31
Sumo Logic, Inc.
filed 2021-12-08
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
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

As of November 30, 2021, the number of outstanding shares of the registrant's common stock was 112,003,989 shares of common stock.

		Page
PART I. FINANCIAL INFORMATION
Special Note Regarding Forward-Looking Statements		2
Risk Factor Summary		3
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2021 and 2020	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2021 and 2020	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended October 31, 2021 and 2020	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2021 and 2020	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6.	Exhibits	74
Signatures		75

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
•the impact of the COVID-19 pandemic, and the emergence of new variants of the virus, and any associated economic downturn on our business and results of operations;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$78,288	$404,140
Marketable securities, current	210,633	—
Accounts receivable, net	43,404	44,761
Prepaid expenses	10,639	10,509
Deferred sales commissions, current	15,810	12,790
Other current assets	2,647	3,110
Total current assets	361,421	475,310
Marketable securities, noncurrent	73,153	—
Property and equipment, net	4,864	4,156
Operating lease right-of-use assets	7,162	—
Goodwill	95,815	50,672
Acquired intangible assets, net	30,421	10,656
Deferred sales commissions, noncurrent	29,736	27,857
Other assets	1,507	1,856
Total assets	$604,079	$570,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,338	$4,832
Accrued expenses and other current liabilities	25,839	23,316
Operating lease liabilities, current	4,612	—
Deferred revenue, current	118,668	102,625
Total current liabilities	158,457	130,773
Operating lease liabilities, noncurrent	3,514	—
Deferred revenue, noncurrent	5,594	4,076
Other liabilities	4,789	4,246
Total liabilities	172,354	139,095
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	11	10
Additional paid-in-capital	921,710	829,238
Accumulated other comprehensive loss	(2,406)	(45)
Accumulated deficit	(487,590)	(397,791)
Total stockholders’ equity	431,725	431,412
Total liabilities and stockholders’ equity	$604,079	$570,507
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	$62,016	$51,868	$175,076	$148,485
Cost of revenue	20,384	13,601	55,557	42,140
Gross profit	41,632	38,267	119,519	106,345
Operating expenses:
Research and development	25,464	18,753	69,768	51,756
Sales and marketing	33,565	26,904	95,300	80,534
General and administrative	14,015	15,507	45,258	32,096
Total operating expenses	73,044	61,164	210,326	164,386
Loss from operations	(31,412)	(22,897)	(90,807)	(58,041)
Interest and other (expense) income, net	(19)	(322)	34	(249)
Interest expense	(44)	(290)	(133)	(654)
Loss before provision for income taxes	(31,475)	(23,509)	(90,906)	(58,944)
Provision (benefit) for income taxes	(639)	417	(1,107)	764
Net loss	$(30,836)	$(23,926)	$(89,799)	$(59,708)

Net loss per share, basic and diluted	$(0.28)	$(0.43)	$(0.84)	$(1.92)

Weighted-average shares used to compute net loss per share, basic and diluted	110,409	55,816	107,479	31,044
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(30,836)	$(23,926)	$(89,799)	$(59,708)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,077)	(51)	(2,154)	(33)
Unrealized gain on available-for-sale marketable securities	(218)	—	(207)	—
Total comprehensive loss	$(33,131)	$(23,977)	$(92,160)	$(59,741)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 31, 2021	—	$—	110,133	$11	$904,076	$(111)	$(456,754)	$447,222
Issuance of common stock upon exercise of stock options	—	—	1,344	—	4,648			4,648
Vesting of restricted stock units	—	—	370	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Stock-based compensation	—	—	—	—	12,937	—	—	12,937
Other comprehensive income (loss)	—	—	—	—	—	(2,295)	—	(2,295)
Net loss	—	—	—	—	—	—	(30,836)	(30,836)
Balance at October 31, 2021	—	$—	111,847	$11	$921,710	$(2,406)	$(487,590)	$431,725

Balance at July 31, 2020	63,762	$340,167	20,128	$2	$109,261	$(195)	$(353,276)	$(244,208)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	1,301	—	3,992	—	—	3,992
Vesting of early exercised stock options	—	—	—	—	49	—	—	49
Common stock issued in connection with acquisitions	—	—	33	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,077	—	—	19,077
Foreign currency translation adjustments	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	(23,926)	(23,926)
Balance at October 31, 2020	—	$—	102,244	$10	$815,735	$(246)	$(377,202)	$438,297
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 31, 2021	—	$—	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	—	—	5,824	1	17,974	—	—	17,975
Exercise of common stock warrants	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	1,567	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	147	—	—	147
Issuance of common stock in connection with employee stock purchase plan	—	—	280	—	4,725	—	—	4,725
Common stock issued in connection with acquisitions	—	—	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	—	—	39,127	—	—	39,127
Other comprehensive income (loss)	—	—	—	—	—	(2,361)	—	(2,361)
Net loss	—	—	—	—	—	—	(89,799)	(89,799)
Balance at October 31, 2021	—	$—	111,847	$11	$921,710	$(2,406)	$(487,590)	$431,725

Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	2,222	—	6,113	—	—	6,113
Vesting of early exercised stock options	—	—	—	—	148	—	—	148
Common stock issued in connection with acquisitions	—	—	256	—	—	—	—	—
Stock-based compensation	—	—	—	—	28,987	—	—	28,987
Foreign currency translation adjustments	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(59,708)	(59,708)
Balance at October 31, 2020	—	$—	102,244	$10	$815,735	$(246)	$(377,202)	$438,297
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(89,799)	$(59,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,889	6,152
Amortization of deferred sales commissions	11,353	8,148
Accretion (amortization) of marketable securities purchased at a premium (discount)	2,156	—
Stock-based compensation, net of amounts capitalized	39,127	28,666
Non-cash operating lease cost	3,132	—
Other	(1,852)	186
Changes in operating assets and liabilities
Accounts receivable	1,910	(14,717)
Prepaid expenses	(133)	(2,276)
Other assets	1,104	(619)
Deferred sales commissions	(16,252)	(17,718)
Accounts payable	4,283	(149)
Accrued expenses and other current liabilities	1,806	1,781
Deferred revenue	16,436	1,695
Operating lease liabilities	(3,371)	—
Other noncurrent liabilities	265	2,354
Net cash used in operating activities	(19,946)	(46,205)
Cash flows from investing activities
Purchases of marketable securities	(359,587)	—
Maturities of marketable securities	57,958	—
Sales of marketable securities	15,480	—
Purchases of property and equipment	(1,799)	(358)
Capitalized internal-use software costs	—	(1,205)
Cash paid for acquisitions, net of cash and restricted cash acquired	(40,340)	—
Net cash used in investing activities	(328,288)	(1,563)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	349,166
Proceeds from borrowings	—	24,250
Repayment of borrowings	—	(24,250)
Payments of deferred offering costs	(93)	(1,321)
Proceeds from employee stock purchase plan	4,725	—
Proceeds from exercise of common stock options	17,974	6,113
Cash paid for holdback consideration in connection with acquisitions	—	(100)
Net cash provided by financing activities	22,606	353,858
Effect of exchange rate changes on cash and cash equivalents	(174)	(134)
Change in cash and cash equivalents and restricted cash	(325,802)	305,956
Cash and cash equivalents and restricted cash:
Beginning of period	404,440	101,813
End of period	$78,638	$407,769
Supplemental disclosures of cash flow information
Cash paid for income taxes	$831	$846
Cash paid for interest	63	706
Supplemental non-cash investing and financing information
Conversion of redeemable convertible preferred stock to common stock	$—	$340,161
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	512
Vesting of early exercised options	148	148
Common stock and assumed awards issued as consideration for acquisitions	30,499	—
Unpaid cash consideration for acquisitions	456	—
Stock-based compensation capitalized as internal-use software costs	—	321
Deferred offering costs accrued but not yet paid	—	3,140
Property and equipment accrued but not yet paid	40	130
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$78,288	$407,469
Restricted cash included in other current assets	350	300
Total cash, cash equivalents, and restricted cash	$78,638	$407,769
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
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
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
COVID-19
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. The Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. The extent to which the COVID-19 pandemic, including the emergence of variants of the virus, may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
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
Marketable Securities
Marketable securities consist of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. Interest receivable on these securities is presented in other current assets on the condensed consolidated balance sheets. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s condensed consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss) and are recognized in the Company’s condensed consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in interest and other (expense) income, net in the Company’s condensed consolidated statements of operations.
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
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company received cash payments of $1.5 million from a related party for the year ended January 31, 2021. Related party transactions were not material as of October 31, 2021, or for the nine months ended October 31, 2021 or 2020.
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

Recently Issued Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company and can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the Company is no longer an emerging growth company or until the Company affirmatively and irrevocably opts out of the extended transition period. The Company will cease to be an emerging growth company and, therefore, will no longer be able to take advantage of this extended transition period as of January 31, 2022.
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
The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,155	$—	$—	$69,155
Corporate debt securities	—	644	—	644
Marketable securities:
U.S. Treasury securities	—	78,340	—	78,340
Corporate debt securities	—	134,888	—	134,888
Commercial paper	—	29,272	—	29,272
Foreign government obligations	—	6,211	—	6,211
Supranational securities	—	30,455	—	30,455
Certificates of deposit	—	4,620	—	4,620
Total financial assets	$69,155	$284,430	$—	$353,585

	As of January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$397,200	$—	$—	$397,200
The Company had $0.4 million and $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of October 31, 2021 and January 31, 2021, respectively.
In connection with the Loan and Security agreement, discussed in Note 7, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other (expense) income, net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s condensed consolidated balance sheet. During the nine months ended October 31, 2021, 21,746 warrants were exercised. There were no transfers out of level 3 during the nine months ended October 31, 2021 and 2020.
The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet as of October 31, 2021 (in thousands):

	As of October 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$78,401	$1	$(62)	$78,340
Corporate debt securities	135,019	4	(135)	134,888
Commercial paper	29,276	—	(4)	29,272
Foreign government obligations	6,221	—	(10)	6,211
Supranational securities	30,454	3	(2)	30,455
Certificates of deposit	4,622	—	(2)	4,620
Total marketable securities	$283,993	$8	$(215)	$283,786
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
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

October 31, 2021
Due in one year or less	$210,633
Due after one year and within five years	73,153
Total marketable securities	$283,786
The Company had no marketable securities as of January 31, 2021.
4. Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Computer and hardware equipment	$3,147	$2,206
Furniture and fixtures	2,003	1,773
Leasehold improvements	2,990	2,416
Capitalized internal-use software	3,386	3,386
Building	322	—
Land	90	—
Gross property and equipment(a)	11,938	9,781
Accumulated depreciation and amortization	(7,074)	(5,625)
Property and equipment, net	$4,864	$4,156
______________
(a)Gross property and equipment includes construction-in-progress of $0.1 million and $0.6 million that had not yet been placed in service as of October 31, 2021 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until placed in service.

Depreciation and amortization expense of property and equipment was $0.5 million and $0.4 million for the three months ended October 31, 2021 and 2020, respectively, and $1.5 million and $1.0 million for the nine months ended October 31, 2021 and 2020, respectively.
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	October 31, 2021	January 31, 2021
United States	$3,933	$3,381
International	931	775
Total long-lived assets	$4,864	$4,156
The Company did not capitalize any internal-use software costs for the nine months ended October 31, 2021. The Company capitalized $0.4 million and $1.5 million of internal-use software costs during the three and nine months ended October 31, 2020, respectively. Amortization of internal-use software costs was $0.1 million and $0.2 million during the three months ended October 31, 2021 and 2020, respectively and $0.6 million and $0.5 million during the nine months ended October 31, 2021 and 2020, respectively. There were no impairments of capitalized internal-use software costs during the nine months ended October 31, 2021 or 2020.
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
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture which lapses in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million and $0.4 million during the three and nine months ended October 31, 2021, respectively. As of October 31, 2021, the remaining unrecognized stock-based compensation expense was $1.1 million, and will be recognized over the remaining vesting period.
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
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of October 31, 2021, the primary area that remains preliminary relates to the valuation of certain tax-related items.

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
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapses in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million and $0.6 million during the three and nine months ended October 31, 2021, respectively. As of October 31, 2021, the remaining unrecognized stock-based compensation expense was $2.1 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations. The escrow fund will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of October 31, 2021, the primary area that remains preliminary relates to the valuation of certain tax-related items.
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
Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	October 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$44,196	$(16,542)	$27,654	2.3
Customer relationships	3,000	(233)	2,767	4.7
Total	$47,196	$(16,775)	$30,421

	January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$20,093	$(9,437)	$10,656	1.8
The Company recorded amortization expense of $3.8 million and $1.7 million during the three months ended October 31, 2021 and 2020, respectively and $8.4 million and $5.1 million during the nine months ended October 31, 2021 and 2020, respectively. There was no impairment of intangible assets recorded for the nine months ended October 31, 2021 or 2020. Fully amortized intangible assets were written off in the amount of $1.0 million during the nine months ended October 31, 2021.
As of October 31, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2022	$3,779
2023	13,480
2024	8,970
2025	3,375
2026	600
Thereafter	217
Total amortization expense	$30,421
As of January 31, 2021, future amortization expense related to acquired developed technology was as follows (in thousands):

Amortization Expense
2022	6,146
2023	4,510
Total amortization expense	$10,656
Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 31, 2021 was as follows (in thousands):

Amounts
Balance as of January 31, 2021	$50,672
Acquisitions	46,512
Foreign currency translation	(1,369)
Balance as of October 31, 2021	$95,815
There was no impairment of goodwill recorded for the nine months ended October 31, 2021 or 2020.
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
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of October 31, 2021.

The following table presents the components of operating lease expense (in thousands):

	Three Months Ended October 31, 2021	Nine Months Ended October 31, 2021
Operating lease expense	$1,109	$3,367
Variable lease expense	115	381
Short-term lease expense	20	39
Sublease income	65	151
As of October 31, 2021, the weighted average remaining lease term was 1.9 years and the weighted average discount rate used to determine the net present value of the lease liability was 3.1%.
Rent expense under ASC 840 was $0.8 million and $2.3 million for the three and nine months ended October 31, 2020.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended October 31, 2021	Nine Months Ended October 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,190	$3,580
As of October 31, 2021, remaining maturities of lease liabilities are as follows (in thousands):

Amount
Remainder of 2022	$1,205
2023	4,776
2024	1,997
2025	349
2026	54
Total lease payments	$8,381
Less: imputed interest	(225)
Present value of lease liabilities	$8,156
7. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable. As of October 31, 2021 and January 31, 2021, the Company did not have any debt balance outstanding. The Company was in compliance with the financial covenants associated with the SVB Agreement as of October 31, 2021.

8. Commitments and Contingencies
Non-Cancellable Purchase Commitments
During the nine months ended October 31, 2021, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021.
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
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in the Company paying $4.5 million to resolve the class-wide claims during the nine months ended October 31, 2021. As of January 31, 2021, the Company had recorded $4.5 million related to these claims within accrued expenses and other current liabilities on the condensed consolidated balance sheet.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of October 31, 2021 or January 31, 2021.
9. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$49,742	$44,636	$143,966	$125,648
International	12,274	7,232	31,110	22,837
Total revenue	$62,016	$51,868	$175,076	$148,485
No individual foreign country contributed 10% or more of revenue for the three and nine months ended October 31, 2021 and 2020.
No customer individually accounted for 10% or more of the Company’s revenue for the three and nine months ended October 31, 2021 or 2020.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $48.8 million and $38.1 million during the three months ended October 31, 2021 and 2020, respectively, and $97.2 million and $77.6 million during the nine months ended October 31, 2021 and 2020, respectively that was included in the deferred revenue balance at the beginning of the respective periods.
As of October 31, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $294.2 million and the Company expects to recognize revenue of $194.3 million for these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance for credit losses was $0.3 million and $0.1 million as of October 31, 2021 and January 31, 2021, respectively.
As of October 31, 2021, one customer accounted for 18% of total accounts receivable. As of January 31, 2021, one customer accounted for 10% of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due, net of allowance for credit losses. Unbilled receivables totaled $1.0 million as of October 31, 2021 and January 31, 2021, respectively, and were recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets on the condensed consolidated balance sheet as of October 31, 2021. Contract assets totaled $1.6 million as of January 31, 2021, and were recorded within other current assets on the condensed consolidated balance sheets.
Deferred Sales Commissions
The Company capitalized sales commission of $6.8 million and $10.8 million during the three months ended October 31, 2021 and 2020, respectively and $16.3 million and $17.7 million during the nine months ended October 31, 2021 and 2020, respectively. Amortized costs were $4.2 million and $2.9 million for the three months ended October 31, 2021 and 2020, respectively and $11.4 million and $8.1 million for the nine months ended October 31, 2021 and 2020. There was no impairment loss in relation to deferred sales commissions for the nine months ended October 31, 2021 or 2020.
10. Stockholders’ Equity and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of October 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1,000.0 million shares of common stock at a par value of $0.0001 as of October 31, 2021 and January 31, 2021. As of October 31, 2021 and January 31, 2021, approximately 111.8 million and 102.5 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2021 and January 31, 2021, no dividends had been declared.
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
As of October 31, 2021, there were 14.6 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
Stock Options
The following table is a summary of option activity during the nine months ended October 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2021	24,768	$4.16	6.7	$749,111
Options granted	—	$—
Options exercised	(5,802)	$3.07
Options cancelled	(1,171)	$7.39
Balance at October 31, 2021	17,795	$4.31	6.1	$230,853
Options exercisable at October 31, 2021	14,040	$3.44	5.7	$194,169
No stock options were granted during the three months ended October 31, 2021. Stock options granted during the three months ended October 31, 2020 had a weighted-average grant-date fair value $11.13 per share. The aggregate intrinsic value of options exercised during the three months ended October 31, 2021 and 2020 was $19.4 million and $17.0 million, respectively.
No stock options were granted during the nine months ended October 31, 2021. Stock options granted during the nine months ended October 31, 2020 had a weighted-average grant-date fair value $6.21 per share. The aggregate intrinsic value of options exercised during the nine months ended October 31, 2021 and 2020 was $99.5 million and $25.9 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of October 31, 2021, there was $18.6 million of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.8 years.
Early Exercise of Employee Options
As of October 31, 2021 and January 31, 2021, the Company had a liability of $0.1 million and $0.2 million for 26,875 and 75,250 shares, respectively, of common stock that were unvested and early exercised by employees.

Restricted Stock Units
The following table is a summary of RSU activity for the nine months ended October 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2021	3,757	$15.07
Granted(a)(b)	5,550	$20.32
Released	(1,567)	$14.42
Forfeited	(906)	$18.84
Balance at October 31, 2021	6,834	$18.98
RSUs expected to vest at October 31, 2021	6,834	$18.98
______________
(a)During the nine months ended October 31, 2021, of the 5.6 million RSUs granted, 0.1 million awards were subject to both service-based and performance-based vesting conditions.
(b)In connection with the acquisitions, the Company agreed to grant 0.4 million RSUs to employees of the acquired companies.
As of October 31, 2021, there was $108.8 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $2.1 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 3.4 years.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 33,062 remained outstanding as of October 31, 2021. As of October 31, 2021, 9,001 options were vested and exercisable with a weighted-average exercise price of $4.80, and the total unrecognized compensation expense related to these awards was $0.4 million. During the nine months ended October 31, 2021, 205 options were exercised.
Jask Labs Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 116,162 and 140,348 remained outstanding as of October 31, 2021 and January 31, 2021, respectively. As of October 31, 2021, 98,247 options were vested and exercisable with a weighted-average exercise price of $10.55, and the total unrecognized compensation expense related to these awards was $0.1 million. During the nine months ended October 31, 2021, 22,623 options were exercised.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on September 17, 2020. The ESPP was amended in September 2021. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP. Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period.

The Company recognized stock-based compensation expense related to the ESPP of $0.8 million and $0.3 million during the three months ended October 31, 2021 and 2020, respectively, and $3.3 million and $0.3 million during the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and January 31, 2021, $3.0 million and $2.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of October 31, 2021, there was $6.8 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.9 years.
During the nine months ended October 31, 2021, 279,600 shares of common stock were issued under the ESPP at a purchase price of $16.90.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue	$191	$213	$520	$314
Research and development(a)	6,441	5,728	16,957	9,606
Sales and marketing	3,749	4,747	11,393	7,863
General and administrative	2,556	8,255	10,257	10,883
Total stock-based compensation expense	$12,937	$18,943	$39,127	$28,666
________________
(a)During the nine months ended October 31, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs. During the three and nine months ended October 31, 2020, the Company capitalized stock-based compensation of $0.1 million and $0.3 million related to internal-use software development costs, respectively. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded $0.2 million in stock-based compensation expense related to the vesting of the restricted common stock during the three months ended October 31, 2021 and 2020 and $0.6 million during the nine months ended October 31, 2021 and 2020. As of October 31, 2021, the awards were fully vested.
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
Common Stock Transfers
During the nine months ended October 31, 2020, certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded stock-based compensation of $0.3 million for the nine months ended October 31, 2020, in general and administrative expenses in the condensed consolidated statements of operations. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
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

The Company recorded an income tax benefit of $0.6 million and $1.1 million for the three and nine months ended October 31, 2021, respectively. The Company recorded income tax expense $0.4 million and $0.8 million for the three and nine months ended October 31, 2020, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.
The Company recorded a one-time tax benefit of $0.7 million due to a partial release of our valuation allowance in connection with the acquisition of Sensu.
The American Rescue Plan Act of 2021 (“American Rescue Plan”) was enacted by the United States on March 11, 2021. The American Rescue Plan did not have a material impact on the Company’s provision for income taxes for the three or nine months ended October 31, 2021.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(30,836)	$(23,926)	$(89,799)	$(59,708)
Weighted-average shares outstanding, basic and diluted	110,409	55,816	107,479	31,044
Net loss per share, basic and diluted	$(0.28)	$(0.43)	$(0.84)	$(1.92)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Stock options	17,795	25,234	17,795	25,234
RSUs	6,834	3,191	6,834	3,191
ESPP	205	44	205	44
Warrants	11	32	11	32
Shares subject to repurchase	242	166	242	166
Assumed options for acquisitions	149	142	149	142
Issuable shares for acquisitions	194	543	194	543
Total anti-dilutive securities	25,430	29,352	25,430	29,352

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
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the nine months ended October 31, 2021 and 2020, our revenue was $175.1 million and $148.5 million, respectively, representing a period over period growth rate of 18%. We generated GAAP operating losses of $90.8 million and $58.0 million for the nine months ended October 31, 2021 and 2020, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. We generated non-GAAP operating losses of $37.1 million and $24.3 million for the nine months ended October 31, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, continue to require many of our employees and contractors to work remotely, and have reduced business travel, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In 2021, the Delta variant of COVID-19 has become the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. However, we believe that the COVID-19 pandemic will continue to accelerate customer transformation into digital businesses, which we anticipate could generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. As businesses transition to the public cloud and with the increasing number of cloud-native businesses, continuous intelligence will become even more of a strategic imperative. We believe this growing adoption of cloud infrastructure across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of October 31, 2021, we had over 2,300 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we anticipate that continued economic uncertainty around the COVID-19 pandemic may adversely affect our ability to add new customers in the future. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate has fluctuated between approximately 115% and 130% each quarter of the prior three fiscal years. In the first quarter of fiscal 2022, our dollar-based net retention rate declined below 115% and in the second and third quarters of fiscal 2022, it further declined a few percentage points below 110%. The decline was driven by the combination of slower than historic expansion in the install base and higher than historical churn. We anticipate that our dollar-based net retention may continue to decline and it will take several quarters before we start to see sustained improvement in our dollar-based net retention rate due to our dollar-based net retention calculated on a 4 quarter trailing average. Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 438 as of October 31, 2021 and 349 as of October 31, 2020.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 20% and 14% of our revenue outside the United States during the three months ended October 31, 2021 and 2020, respectively, and 18% and 15% for the nine months ended October 31, 2021 and 2020, respectively. We believe that global demand for Continuous Intelligence and for the functionality of our platform will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, or APJ, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our over 250 international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
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
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one year, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for the nine months ended October 31, 2021 and 2020.

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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Revenue	$62,016	$51,868	$175,076	$148,485
Cost of revenue(1)(2)(4)	20,384	13,601	55,557	42,140
Gross profit	41,632	38,267	119,519	106,345
Operating expenses:
Research and development(1)(4)	25,464	18,753	69,768	51,756
Sales and marketing(1)(2)(3)(4)	33,565	26,904	95,300	80,534
General and administrative(1)(4)	14,015	15,507	45,258	32,096
Total operating expenses	73,044	61,164	210,326	164,386
Loss from operations	(31,412)	(22,897)	(90,807)	(58,041)
Interest and other (expense) income, net	(19)	(322)	34	(249)
Interest expense	(44)	(290)	(133)	(654)
Loss before provision for income taxes	(31,475)	(23,509)	(90,906)	(58,944)
Provision (benefit) for income taxes	(639)	417	(1,107)	764
Net loss	$(30,836)	$(23,926)	$(89,799)	$(59,708)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$192	$213	$558	$314
Research and development(a)	6,538	5,728	17,499	9,606
Sales and marketing	3,794	4,747	11,807	7,863
General and administrative(b)	2,727	8,255	10,821	10,883
Total stock-based compensation expense and related employer payroll taxes	$13,251	$18,943	$40,685	$28,666
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
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$3,614	$1,706	$8,157	$5,117
Sales and marketing	150	—	233	—
Total amortization of acquired intangible assets	$3,764	$1,706	$8,390	$5,117
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $1.5 million during the nine months ended October 31, 2020. As of January 31, 2021, we had recorded $4.5 million related to these claims, which were paid as part of a signed settlement agreement during the nine months ended October 31, 2021. For more information, see “Legal Proceedings.”
(4)Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$97	$—	$151	$—
Research and development	297	—	535	—
Sales and marketing	95	—	181	—
General and administrative	—	—	3,756	—
Total acquisition-related expenses	$489	$—	$4,623	$—

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	33	26	32	28
Gross profit	67%	74%	68%	72%
Operating expenses:
Research and development	41	36	40	35
Sales and marketing	54	52	54	54
General and administrative	23	30	26	22
Total operating expenses	118%	118%	120%	111%
Loss from operations	(51)	(44)	(52)	(39)
Interest and other (expense) income, net	—	(1)	—	—
Interest expense	—	—	—	1
Loss before provision for income taxes	(51)	(45)	(52)	(40)
Provision (benefit) for income taxes	(1)	1	(1)	—
Net loss	(50)%	(46)%	(51)%	(40)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Revenue	$62,016	$51,868	$10,148	20%
Revenue increased by $10.1 million, or 20%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. Excluding revenue from our current largest revenue customer, which represented $4.6 million in revenue for the three months ended October 31, 2021 compared to $3.8 million for the three months ended October 31, 2020, the increase in revenue would have been 19%. We estimate that approximately 85% of the increase in revenue was attributable to growth from existing customers and approximately 15% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 438 as of October 31, 2021 from 349 as of October 31, 2020.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Cost of revenue	$20,384	$13,601	$6,783	50%
Gross profit	41,632	38,267	3,365	9%
Gross margin	67%	74%
Cost of revenue increased by $6.8 million, or 50%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in cost of revenue was primarily due to a $4.9 million increase in third-party hosting fees, other services, and personnel costs related to providing access to and supporting our platform, and a $1.9 million increase in amortization of acquired developed technology primarily as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Our gross profit increased $3.4 million and gross margin decreased 7% primarily as a result of increased amortization of acquired developed technology and increased third-party hosting fees.

Research and Development

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Research and development	$25,464	$18,753	$6,711	36%
Percentage of revenue	41%	36%
Research and development expenses increased by $6.7 million, or 36%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in research and development expenses was primarily driven by a $6.0 million increase in personnel and related expenses directly associated with an increase in headcount, including an increase in allocated overhead costs, of which $0.8 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs also included a $0.2 million decrease in capitalized internal-use software. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $0.5 million.
Sales and Marketing

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Sales and marketing	$33,565	$26,904	$6,661	25%
Percentage of revenue	54%	52%
Sales and marketing expenses increased by $6.7 million, or 25%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in sales and marketing expenses was primarily driven by a $3.8 million increase in personnel and related expenses associated with an increase in headcount, including an increase in allocated overhead costs, which was partially offset by a $1.0 million decrease related to stock-based compensation expense and related employer payroll taxes. In addition, we had a $1.9 million increase related to advertising, marketing, and promotional activities, a $1.3 million increase in recruiting fees and third-party public relations and marketing services, and a $0.5 million increase in software and cloud hosting fees for our customer free trials and customer proofs of value.
General and Administrative

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
General and administrative	$14,015	$15,507	$(1,492)	(10)%
Percentage of revenue	23%	30%
General and administrative expenses decreased by $1.5 million, or 10%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The decrease in general and administrative expenses was driven by a $5.5 million decrease in stock-based compensation expense and related employer payroll taxes. This decrease was offset by a $1.3 million increase in personnel and related expenses due to an increase in headcount, a $1.7 million increase in professional services, and a $0.8 million increase in insurance related costs.

Interest and Other (Expense) Income, Net

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest and other (expense) income, net	$(19)	$(322)	$303	(94)%
Interest and other (expense) income, net increased by $0.3 million, or 94%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase in interest and other (expense) income, net was driven by an increase in interest income.
Interest Expense

	Three Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest expense	$(44)	$(290)	$246	(85)%
Interest expense decreased by $0.2 million, or 85%, during the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The decrease in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the prior period.
Comparison of Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Revenue	$175,076	$148,485	$26,591	18%
Revenue increased by $26.6 million, or 18%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. Excluding revenue from our current largest revenue customer, which represented $11.8 million in revenue for the nine months ended October 31, 2021 compared to $12.0 million for the nine months ended October 31, 2020, the increase in revenue would have been 20%. We estimate that approximately 80% of the increase in revenue was attributable to growth from existing customers, and approximately 20% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 438 as of October 31, 2021 from 349 as of October 31, 2020.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Cost of revenue	$55,557	$42,140	$13,417	32%
Gross profit	119,519	106,345	13,174	12%
Gross margin	68%	72%
Cost of revenue increased by $13.4 million, or 32%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in cost of revenue was primarily due to an $10.3 million increase in third-party hosting fees and other services related to providing access to and supporting our platform and an increase in amortization of acquired developed technology of $3.0 million primarily as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Our gross profit increased $13.2 million while gross margin decreased 4% primarily as a result of increased amortization of acquired developed technology and increased third-party hosting fees.

Research and Development

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Research and development	$69,768	$51,756	$18,012	35%
Percentage of revenue	40%	35%
Research and development expenses increased by $18.0 million, or 35%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in research and development expenses was primarily driven by a $17.4 million increase in personnel and related expenses directly associated with an increase in cost per head and increase in headcount, including an increase in allocated overhead costs, of which $7.9 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs also included a $1.2 million decrease in capitalized internal-use software. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $0.4 million.
Sales and Marketing

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Sales and marketing	$95,300	$80,534	$14,766	18%
Percentage of revenue	54%	54%

Sales and marketing expenses increased by $14.8 million, or 18%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in sales and marketing expenses was primarily driven by a $11.6 million increase in personnel and related expenses associated with an increase in headcount, including an increase in allocated overhead costs, of which $3.9 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs was partially offset by a non-recurring $1.5 million expense related to compensation and other costs related to the employment status of certain current and former employees recorded during the first quarter of fiscal 2021. In addition, we had a $3.0 million increase in recruiting fees and third-party public relations and marketing services and a $1.1 million increase in software and cloud hosting fees for our customer free trials and customer proofs of value.
General and Administrative

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
General and administrative	$45,258	$32,096	$13,162	41%
Percentage of revenue.	26%	22%
General and administrative expenses increased by $13.2 million, or 41%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in general and administrative expenses was primarily driven by a $6.4 million increase in professional services, of which $3.8 million related to the acquisition-related expenses for our acquisitions of Sensu and DFLabs, a $4.0 million increase in insurance related costs, and a $2.2 million increase in personnel and related expenses associated with an increase in headcount.

Interest and Other (Expense) Income, Net

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest and other (expense) income, net	$34	$(249)	$283	(114)%
Interest and other (expense) income, net increased by $0.3 million, or 114%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase in interest and other (expense) income, net was primarily driven by an increase in interest income.
Interest Expense

	Nine Months Ended October 31,
	2021	2020	Change	% Change

	(dollars in thousands)
Interest expense	$(133)	$(654)	$521	(80)%
Interest expense decreased by $0.5 million, or 80%, during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The decrease in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in the prior period.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$41,632	$38,267	119,519	106,345
Add: Stock-based compensation and related employer payroll taxes	192	213	558	314
Add: Amortization of acquired intangible assets	3,614	1,706	8,157	5,117
Add: Acquisition-related expenses	97	—	151	—
Non-GAAP gross profit	$45,535	$40,186	$128,385	$111,776

Gross margin	67%	74%	68%	72%
Non-GAAP gross margin	73%	77%	73%	75%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(dollars in thousands)
Loss from operations	$(31,412)	$(22,897)	$(90,807)	$(58,041)
Add: Stock-based compensation and related employer payroll taxes	13,251	18,943	40,685	28,666
Add: Amortization of acquired intangible assets	3,764	1,706	8,390	5,117
Add: Acquisition-related expenses	489	—	4,623	—
Non-GAAP operating loss	$(13,908)	$(2,248)	$(37,109)	$(24,258)

Operating margin	(51)%	(44)%	(52)%	(39)%
Non-GAAP operating margin	(22)%	(4)%	(21)%	(16)%
Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(30,836)	$(23,926)	$(89,799)	$(59,708)
Add: Stock-based compensation and related employer payroll taxes	13,251	18,943	40,685	28,666
Add: Amortization of acquired intangible assets	3,764	1,706	8,390	5,117
Add: Acquisition-related expenses	489	—	4,623	—
Non-GAAP net loss	$(13,332)	$(3,277)	$(36,101)	$(25,925)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cash used in operating activities	$(12,689)	$(18,299)	$(19,946)	$(46,205)
Less: Purchases of property and equipment	(498)	(168)	(1,799)	(358)
Less: Capitalized internal-use software costs	—	(246)	—	(1,205)
Free cash flow	$(13,187)	$(18,713)	$(21,745)	$(47,768)

Cash used in investing activities	$(10,228)	$(414)	$(328,288)	$(1,563)
Cash provided by financing activities	$4,647	$328,141	$22,606	$353,858
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $487.6 million as of October 31, 2021. In the third quarter of fiscal 2021 we completed our initial public offering, or IPO, and we received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million, including the exercise of the underwriters’ option to purchase additional shares. As of October 31, 2021, we had $78.3 million in cash and cash equivalents and $283.8 million in marketable securities.
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
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of October 31, 2021, we did not have any debt outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $294.2 million, of which we expect to recognize revenue of $194.3 million over the next 12 months, with the remaining balance recognized thereafter. As of October 31, 2021, we had deferred revenue of $124.3 million, of which $118.7 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,946)	$(46,205)
Investing activities	$(328,288)	$(1,563)
Financing activities	$22,606	$353,858
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
Cash used in operating activities for the nine months ended October 31, 2021 of $19.9 million consisted of our net loss of $89.8 million, adjusted for non-cash charges of $63.8 million and net cash inflows of $6.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $39.1 million, amortization of deferred sales commissions of $11.4 million, depreciation and amortization of $9.9 million, and $3.1 million of non-cash operating lease costs. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $16.4 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.1 million increase in accounts payable and accrued expenses due to timing of payments to vendors, a $1.9 million decrease in accounts receivable due to collections being greater than billings during the period, and a $1.0 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash inflows were partially offset by cash outflows resulting from a $16.3 million increase in deferred sales commissions due to commissions paid on new bookings and a $3.4 million decrease in lease liabilities due to monthly rental payments for our operating leases.
Cash used in operating activities for the nine months ended October 31, 2020 of $46.2 million consisted of our net loss of $59.7 million, adjusted for non-cash charges of $43.2 million and net cash outflows of $29.6 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $28.7 million, amortization of deferred sales commissions of $8.1 million, and depreciation and amortization of $6.2 million. Changes in operating assets and liabilities primarily reflected a $17.7 million increase in deferred sales commissions due to commissions paid on new bookings, a $14.7 million increase in accounts receivable due to new billings being greater than collections during the period, and a $2.3 million increase in prepaid expenses related to the timing of advance payments to vendors and amortization of prior amounts paid. These changes were partially offset by a a $2.4 million increase in other noncurrent liabilities for payroll taxes, which were deferred under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a $1.7 million increase in deferred revenue resulting from increased billings for subscriptions, and a $1.6 million increase in accounts payable and accrued expenses due to timing of payments to vendors.
Investing Activities
Cash used in investing activities for the nine months ended October 31, 2021 of $328.3 million primarily consisted of purchases of marketable securities of $359.6 million, cash paid for acquisitions, net of cash and restricted cash acquired of $40.3 million, and $1.8 million in purchases of property and equipment primarily related to leasehold improvements and purchases of computers for new employees partially offset by $73.4 million of maturities and sales of marketable securities.
Cash used in investing activities for the nine months ended October 31, 2020 of $1.6 million primarily consisted of $1.2 million of capitalized internal-use software costs.

Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2021 of $22.6 million primarily consisted of proceeds from common stock option exercises of $18.0 million and proceeds from employee stock purchase plan of $4.7 million.
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
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies for the nine months ended October 31, 2021 except as described in the section titled “Summary of Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
As of October 31, 2021, we had $69.2 million of cash equivalents invested in money market funds and $0.4 million was restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $283.8 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
Our principal executive officer and principal financial officer concluded that, as of October 31, 2021, our disclosure controls and procedures were effective at the reasonableness assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods. For example, our revenue was $103.6 million, $155.1 million, and $202.6 million for the years ended January 31, 2019, 2020 and 2021, and was $148.5 million and $175.1 million for the nine months ended October 31, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior fiscal years due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and are likely to decline, due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $47.8 million, $92.1 million, and $80.3 million for the years ended January 31, 2019, 2020 and 2021, and $59.7 million and $89.8 million for the nine months ended October 31, 2020 and 2021, respectively. As of October 31, 2021, we had an accumulated deficit of $487.6 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and channel partners. Other disruptions or potential disruptions include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the emergence of variants of the virus, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. In 2021, the Delta variant of COVID-19 has become the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2019, 2020, and 2021. We generated 15% of our revenue outside the United States for the nine months ended October 31, 2020. We generated 18% of our revenue outside the United States for the nine months ended October 31, 2021. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
•exposure to regional or global public health issues, such as the outbreak of the COVID-19 pandemic, and to travel restrictions and other measures undertaken by governments in response to such issues;
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

We have taken steps to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient and breached as a result of third-party action, employee errors, technological limitations, defects or vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with a majority of our employees currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, and security of our data and our customers’ data, but our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we have recently seen an increase in phishing attempts and spam emails in connection with the COVID-19 pandemic.
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
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2021 or October 31, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, suffer changes in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of October 31, 2021, we had no outstanding loan balance under this facility.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Sumo Logic, Inc. 2020 Employee Stock Purchase Plan, as amended, and related forms
10.2	Employment Letter between Sumo Logic, Inc. and Lynne Doherty	8-K	001-39502	10.1	November 1, 2021
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

SUMO LOGIC, INC.

Date: December 7, 2021	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)