Form 10-K
period 2022-01-31
Sumo Logic, Inc.
filed 2022-03-14
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Select Market, was approximately $1.9 billion. All executive officers and directors of the registrant and all holders of 5% of more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be affiliates of the registrant.

The registrant had outstanding 114,097,793 shares of common stock as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2022.

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
•the impact of the COVID-19 pandemic, including the emergence of new variants of the virus and any associated economic downturn on our business and results of operations;
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

Risk Factors Summary
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

•Our revenue growth rate and financial performance in recent periods may not be indicative of future performance;
•We have a history of net losses and we may not be able to achieve or maintain profitability in the future;
•We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations;
•The markets for our offerings are evolving, and our future success depends on the growth of these markets and our ability to adapt, keep pace, and respond effectively to evolving markets;
•We may fail to cost-effectively acquire new customers or obtain renewals, upgrades, or expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations;
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
•The loss of, or a significant reduction in use of our platform by, our largest customers would result in lower revenue and harm our results of operations;
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
• Our business could be adversely affected by unexpected events such as pandemics, natural disasters, political crises, or social instability;
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
•Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could harm our business, financial condition, and results of operations;
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
•We recognize substantially all of our revenue ratably over the term of the relevant subscription period, and as a result, downturns or upturns in sales may not be immediately reflected in our results of operations;
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

PART I
Item 1. Business
Overview
Sumo Logic empowers the people who power modern, digital businesses. Our mission is to be the leading software-as-a-service analytics platform for reliable and secure cloud-native applications. With our platform, we help our customers ensure application reliability, secure and protect against modern security threats, and gain insights into their cloud infrastructure. Our multi-tenant, cloud-native platform – which we refer to as our Continuous Intelligence Platform – provides powerful, real-time, machine data analytics and insights across observability and security solutions.
Nearly every enterprise across every industry is embracing digital transformation. As enterprises seek to transform by building digital services and cloud applications, they often embark upon multiple technology changes. Successful digital businesses adopt modern software development practices to accelerate innovation, use cloud infrastructure for flexibility, and adopt modern architectures like microservices in order to improve reliability and scale. While these changes can deliver agility, speed, and other benefits, they also can create complexity in the form of rapid rate of change, proliferation of technology automation, expanded use of cloud and open source technologies, exponential growth in data, and increased possible points of attack. Challenges managing these complexities can negatively affect application reliability, security, performance, and ultimately customer experience. Thus, enterprises are dependent on machine data analytics for the insights they need to build, manage, and secure their critical cloud applications. By delivering an analytics platform for observability and security for cloud applications, we enable our customers to transform into differentiated, digital businesses and improve digital experiences for their users. Our vision is to make the world’s digital experiences reliable and secure.
Our Platform
Our Continuous Intelligence Platform is a cloud-native, multi-tenant, secure service that our customers leverage to enable reliability and security of their cloud applications and cloud workloads. We built our platform as a modern, cloud-native, microservices application that implements security-first principles. Our platform was originally built to address complex, unstructured log data at massive scale, optimizing data ingestion and processing while providing powerful analytics. Over time, we extended our platform to other types of machine data for full stack observability and security analytics.
Modern Architecture. Our platform runs on Amazon Web Services (“AWS”) using intelligent resource management, auto scaling, and partitioning logic to manage our compute and storage footprint so that we can deliver resiliency and optimal performance while maintaining efficiency. Our platform runs across multiple regions and within each region across multiple AWS data centers, and our microservices are distributed to avoid single points of failure.
Security-first Principles. Our platform was designed from the beginning to protect our customers’ data through encryption, audits, processes, and adherence to compliance regulations. Our platform encrypts data in transit and at rest, uses customer specific encryption keys, encrypts those keys separately, and applies best practices for processes surrounding access to our platform. Our platform is PCI DSS 3.2.1 Service Provider Level 1 certified, SOC 2 Type 2 attested, HIPAA compliance attested, ISO 27001 certified, and has FedRAMP Moderate authorization. Furthermore, our platform is deployed in AWS regions around the world, allowing customers to comply with data sovereignty rules.
Machine Data Analytics. We ingest and analyze machine data generated by applications, infrastructure, and microservices, enabling our customers to derive actionable insights. Our platform is designed to collect and centralize data from a multitude of data sources by integrating seamlessly with other solutions. Our platform leverages our core capabilities to enable reliability and security for cloud applications, including:
Data Collection and Management. We support a wide variety of data collection protocols and can collect data from any digital environment, including on-premise and cloud. Our platform supports structured, semi-structured, and unstructured data types across a variety of data formats. Our platform also collects and analyzes unknown and non-premeditated data sets, including custom application logs, metrics, traces, events, and metadata to understand the internal state, security, and business performance of our customers’ digital services and applications. We collect data through prepackaged collectors, APIs, and other proprietary or open source integrations. Our platform supports ingest time parsing into a schema, as well as on-demand schema inference, in order to enable analytics on unstructured data. We support ingest time data transformation and enrichment to quickly convert between data formats to optimize for ease of analysis, performance, and cost. In addition, our platform offers data tiering and data budgeting capabilities to provide our customers with an effective and cost-efficient way to manage and grow their data volume and usage. Policies can be set that govern the granularity of data management and enable various levels of analytics. Our customers can configure retention policies per data set from days to years to satisfy internal requirements, external regulatory rules, or specific cost and data value requirements.
Analytics. The core power of our Continuous Intelligence Platform is our proprietary, state-of-the-art analytics system that can analyze data, at petabyte scale, in real-time.
•Search. Our platform enables high-speed search using keywords, full phrases, patterns, Boolean logic, and metadata across one or multiple data sets. Our search engine supports powerful data manipulation operators and constructs in order to help customers rapidly identify and address outages, performance issues, security threats, trends and behaviors. We are also able to infer and extract schema on demand without requiring ingest time parsing.
•Machine learning. We have a variety of proprietary algorithms and machine learning technologies that enhance our analytics system, including LogReduce/LogCompare, LogExplain, TimeCompare, Outlier, and Predict.
•Correlation rules. Our Cloud Security Incident and Event Monitoring, or SIEM, technology offers a scalable real-time correlation engine that our customers use to detect threats across multiple sources of data. We provide out-of-the-box correlation rules built around industry standards and best practices.
•Threat intelligence. We provide an out-of-the-box threat intelligence data set containing indicators of compromise, which enables customers to analyze their data to assess matches against those indicators and react accordingly.
•Global intelligence service. Our multi-tenant platform enables us to analyze data, determine expected behaviors, and create anonymized behavior benchmarks. These benchmarks can be used by our customers to detect and explain unexpected events, threats, and behaviors outside of expected boundaries for our customers’ infrastructure. Our global intelligence service enables our customers to improve their security posture, detect vulnerabilities, optimize provisioning, resolve inefficiencies, and remove risk from their applications and infrastructure.
Visualization and Notifications. Our platform offers powerful data visualization, filtering, and notification/alerting capabilities to empower users with insights and intelligence extracted from their machine data. Our dashboards are used to visualize data in real-time in order to both monitor and troubleshoot conditions affecting reliability and security of our customers’ applications. Our alerts are used to notify users when a specific known or unknown condition is met or detected. Customers can set up alerts themselves or use many out-of-the-box alerts packaged with our solutions. Our alerts can both notify users directly or can trigger workflows, APIs, or orchestration/automation within our own or third party systems. We support a variety of inbound data collection integrations for cloud and traditional systems as well as outbound integrations used to send data and notifications to third party systems. Our integrations also support automated and orchestrated response through our Cloud Security Orchestration, Automated, and Response, or SOAR, technology for many third party technologies.
Configuration. Our platform provides powerful capabilities for configuration and security controls. We offer single sign-on, multi factor authentication, and a robust, enterprise-level role-based access control system, or RBAC.
Our Solutions
We empower practitioners and developers – including software engineers, site reliability engineers, cloud application managers, information technology, or IT, operations managers, security and security operations analysts, and cloud architects – to build, manage, and secure their cloud applications. Our Continuous Intelligence Platform enables organizations to address challenges with their cloud applications, including cloud application reliability, cloud application security, and insights into cloud application infrastructure. We have two primary offerings for customers to leverage our platform: our observability solution and our security solution.
Observability. We offer our customers an out-of-the-box solution for managing their application reliability through our comprehensive observability solution for cloud applications. Our observability solution combines cloud native log analytics, monitoring, application performance management, or APM, and tracing, and real user monitoring, or RUM, capabilities. Our observability solution also offers cloud application infrastructure monitoring and troubleshooting capabilities that help our customers gain insight into their cloud infrastructure operations, including provisioning, performance, latency, availability, outages, and other issues.
Security. Our security solution helps developers, security analysts, and security operation centers detect threats, perform security analysis and forensics, and automate security responses to remediate against those threats for their cloud applications. We offer out-of-the-box packages for compliance with certain industry standards and cloud infrastructure and application security analytics, as well as cloud-native SIEM and cloud-native SOAR solutions.

Our Customers
As of January 31, 2022, we had 2,396 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to businesses in the Fortune 500. In addition, within our customers, we had over 175,000 users on our platform.
Customer Success
We view our customer success efforts and our community of customers as key to driving adoption of our solution and creating an unparalleled experience for our customers. Our customer support team uses our own platform to gain customer intelligence before we receive support queries, allowing us to leverage a small number of support personnel across our entire customer base. Relying on our own solutions internally also allows us to continue to iterate and improve our platform for all users. Our customer support organization works closely with our research and development function to ensure that customer feedback and community input is promptly incorporated and addressed as we continuously improve our platform. Additionally, through our multi-level certification program, we support a community of over 17,500 Sumo Logic “certified users” who take advantage of our training services in order to qualify for various tiers of expertise in the capabilities of our platform and hold over 32,000 certifications. Our certified users frequently act as informal advocates and drive adoption of our platform for new use cases, increasing our ability to further engage within an organization and with new customers.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, build a strong sales pipeline, and cultivate customer relationships to drive revenue growth.
We sell subscriptions to our platform and service offerings through our direct and indirect sales organizations. Our direct sales organization is comprised of inside sales and field sales professionals who are segmented by customer size based on either customer headcount or amount of customer spend. These sales teams are dispersed geographically to reach potential customers worldwide. Our direct sales organization also leverages our network of channel partners to expand our reach to additional sectors and industries, especially internationally. Our resellers market and sell our offerings throughout the world and provide a go-to-market channel in regions where we do not have a direct presence. In addition, we generate sales of subscriptions to our platform through our self-service offering, as well as a free version that allows potential customers to use certain functionalities for a limited volume of data and experience the benefits of our platform.
We focus our marketing efforts on building our brand reputation, increasing the awareness of our platform, and driving customer demand through campaigns that leverage our innovation, thought leadership, practitioner use cases, technical resources, and customer success stories. We use various marketing strategies to engage with prospective customers, including account-based, email and event marketing, content marketing, digital advertising, public relations, search engine optimization, social media, and thought leadership in the industry. For example, we host an annual customer conference, Illuminate, which brings together our customers and thought leaders to provide education on observability and security solutions, deliver technical trainings of our platform functionalities, share best practices, and foster a community.
Technology Partners
We develop and maintain partnerships that help us market and deliver our platform and solutions to our customers around the world. Our partner network includes the following:
•Cloud providers. We work with many of the major cloud providers to increase awareness of, and make it easy for customers to access, our platform and solutions. Our platform is developed to operate on and integrate with leading cloud provider platforms, such as AWS, Microsoft Azure, (“Azure”), and Google Cloud Platform, (“GCP”). Our customers are also able to subscribe to our platform and solutions through leading cloud service marketplaces.
•Solution partners. We partner with leading innovative technology organizations to develop integrations, best practices, and extended capabilities that help our customers achieve enhanced value in modern enterprise cloud environments.
Research and Development
Our research and development team consists of technical engineering, product management, and user experience, and is responsible for the design, architecture, creation, and quality of our platform. We invest substantial resources in research and development to enhance our platform features and functionalities and expand the services we offer. We believe the timely development of new, and the enhancement of our existing services and platform features is essential to maintaining our competitive position, and we continually incorporate suggestions, feedback, and new use cases from our community and customers into our platform. Our research and development team works closely with our technical operations team to ensure the successful deployment and monitoring of our platform to provide a platform that is available, reliable, and stable, as well as with our customer success team to collect user feedback to enhance our development process. We utilize a modern development process to deliver numerous software releases each year and hundreds of minor releases, fixes, and updates. Our research and development organization is distributed across the United States, India, Italy, Poland, and other countries, which we believe is a strategic advantage for us, allowing us to develop our platform capabilities more efficiently.
Competition
The markets in which we compete are competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing service offerings. Our competitors and potential competitors include providers of tools such as analytics, enterprise and open source search, SIEM, SOAR, observability, monitoring, and other software offerings that customers may perceive as substitutes for our platform. Our primary competitors include Splunk and Elastic. Other competitors include Datadog and New Relic, cloud infrastructure providers such as AWS, Azure, and GCP, and various private companies. We expect competition to increase as other established and emerging companies enter this market, as customer requirements evolve, and as new service offerings and technologies are introduced.
The principal competitive factors for companies in our industry are:
•cloud-native, multi-tenant architecture;
•ability to ingest and manage a broad variety and large volume of data;
•flexible packaging and total cost of ownership;
•platform functionality, including speed, scale, and relevance;
•ease of deployment and ease of use;
•ability to address a variety of evolving customer needs and use cases;
•enterprise-grade technology that is secure and reliable;
•scale and reach of customer base and level of platform adoption;
•quality of training, consulting, and customer support;
•strength of sales and marketing efforts; and
•brand awareness, reputation, and customer satisfaction.
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
Our success depends in part upon our ability to safeguard our core technology and other intellectual property protection for our technology, inventions, improvements, proprietary rights, and other assets. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. As of January 31, 2022, we owned 35 issued U.S. patents, eight issued non-U.S. patents, 15 U.S. patent applications, no pending U.S. provisional patent applications, and seven non-U.S. patent applications. Our issued U.S. patents, and any patents that may issue from our pending applications, would be scheduled to expire at dates ranging between June 2031 and September 2040, excluding any additional term for patent term adjustments or extensions. In addition, as of January 31,
1 See the section titled “Risk Factors—We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations” for additional information.

2022, we owned 18 registered trademarks in the United States, two pending trademark applications in the United States, as well as 33 registered trademarks in non-U.S. jurisdictions and 16 pending trademark applications in various non-U.S. jurisdictions. We also license software from third parties for integration into our platform, including open source software and other software available on commercially reasonable terms.
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
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties may assert claims of infringement, misappropriation, and other violations of intellectual property against us, our customers, or our channel partners, with whom our agreements may obligate us to indemnify against these claims.2
Employees and Human Capital
We believe having a community of passionate, talented individuals committed to creating significant customer impact and value is critical to our long-term success. As of January 31, 2022, we had a total of 943 employees located in 16 countries. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our objective is to create the organizational conditions and culture for talented individuals to thrive. We focus on identifying, recruiting, retaining, incentivizing, and engaging our new and existing employees and consultants. Our compensation program is designed to advance our technological innovation, business success, and stockholder value by motivating individuals to perform to the best of their abilities and achieve our strategic objectives. We offer competitive pay and benefits, equity grants, including paid family leave, flexible work schedules, and a comprehensive health and wellness program. In addition to medical, dental. and vision plans that also extend to dependents and family, we provide flexible spending accounts, tax-free commuter and parking expenses, 401(k) plans, and access to multiple other platforms. In addition to traditional employee benefits, we have implemented a number of innovative initiatives to support the well-being of our employee base. We encourage continuous learning and professional development, and have invested in diversity, equity, inclusion, and belonging initiatives, including employee resource groups.
We’ve also invested in various environmental, social and governance, or ESG, initiatives. We conducted a full assessment of our carbon, water, and waste footprint at our headquarters in Redwood City, California, assess environmental criteria when evaluating new offices, and consider environmental management strategies based on the Sustainability Accounting Standards Board frameworks. Furthermore, as a cloud-native company, we are not reliant on large data centers and thus we have a significantly reduced environmental footprint, including low Scope 1 and Scope 2 emissions. Additionally, we have implemented a number of innovative initiatives to support the well-being of our employee base. We encourage continuous learning and professional development and have implemented company-wide diversity and inclusion training program and formed several employee resource groups. We also donated time and resources to local organizations supporting COVID-19 relief, women’s education, environmental management, food justice, and more. We have also formalized ESG oversight with our Corporate Governance and Nominating Committee, and developed new policies including a supplier code of conduct and human rights statement.
Additional information regarding our human capital programs and ESG initiatives can be found in the Sumo Logic Environmental, Social, and Governance Overview report on our website, which report is not incorporated by reference into this Annual Report on Form 10-K.
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
Risks Related to Our Industry and Business
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance.
We have experienced significant revenue growth in recent periods. For example, our revenue was $155.1 million, $202.6 million, and $242.1 million for the years ended January 31, 2020, 2021 and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we continue to grow our business, our revenue growth rates may decline due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $92.1 million, $80.3 million, and $123.4 million for the years ended January 31, 2020, 2021 and 2022, respectively. As of January 31, 2022, we had an accumulated deficit of $521.2 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations.
The markets in which we operate are competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and frequent introductions of improvements to existing offerings. Our business model of delivering an analytics platform for reliable and secure cloud-native applications through the cloud is still relatively new and has only recently gained market traction. Moreover, many established businesses are aggressively competing against us and have offerings that have functionalities similar to those of our platform. We expect competition to increase as other established and emerging companies enter this market, as customer requirements evolve, and as new offerings and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position would weaken, and our business, financial condition, and results of operations would be adversely affected.
Our competitors and potential competitors include providers of tools such as analytics, enterprise and open source search, SIEM, SOAR, observability, monitoring, and other software offerings that customers may perceive as substitutes for our platform. Our primary competitors include Splunk and Elastic. Other competitors include Datadog and New Relic, cloud infrastructure providers such as AWS, Azure, and GCP, and various private companies.
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
Additionally, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future, including from new and emerging companies, which could lead to increased pricing pressures. Our competitors vary in size, and some may have substantially broader and more diverse offerings, which may allow them to leverage their relationships based on other offerings or incorporate functionality into existing offerings to gain business in a manner that discourages users from purchasing access to our platform, including through selling at zero or negative margins, offering concessions, bundling offerings, or maintaining closed technology platforms. In addition, certain customer segments and industries have been more severely impacted by the ongoing effects of the COVID-19 pandemic, such as small and mid-market businesses and certain industries including manufacturing, transportation, travel, and retail, which may lead to increased pricing pressure, increased customer churn, or a reduced ability or willingness to replace a competitor’s offering with our platform. Any decrease in the subscriptions prices for our platform, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely affected by a shift towards lower-tiered subscription packages. If we are unable to maintain our pricing or market share due to competitive pressures or other factors, our business, financial condition, and results of operations would be adversely affected.

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
We expect the proliferation of data to lead to an increase in the data analysis demands of our customers, and our platform may not be able to meet those demands or may not be chosen by users for those needs. We have in the past experienced delays in launching additional platform features or enhanced functionality because of the swiftly changing technological landscape and evolving customer demands. Particularly as a result of the broadly applicable nature of our platform, innovation across the IT infrastructure, architecture, stack components, or IT environment can all impact the adoption rates for our platform. Our success will depend, in part, on our ability to enhance our platform, including timely developing and introducing new platform features that keep pace with technological and competitive developments, expand the use cases for our platform, and respond to changing customer needs, requirements, and preferences. It is difficult to predict customer demand for our platform or for cloud security and observability offerings generally, the size and growth rate of this market, the success of competitive offerings, or shifts in customer preferences. If the market for cloud security and observability does not grow, or if we are unable to adapt, keep pace, and respond effectively to the evolution of these markets, our business, financial condition, and results of operations would be adversely affected.
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
Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms, or may decide to downgrade their subscriptions. For example, the impact of the COVID-19 pandemic on the current economic environment has caused, and may in the future cause, such customers to request concessions including extended payments terms or better pricing. We believe that the COVID-19 pandemic has also caused delays in renewal decisions for some of our existing customers, has reduced effectiveness of our sales and marketing efforts, has lengthened our sales cycle with some of our potential customers, and has reduced the duration of subscriptions. In addition, the COVID-19 pandemic could result in increased customer churn, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our packaging and licensing models, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. In addition, some customers may not renew in the event such customer is acquired by another entity. We will need to continue to maintain or improve our dollar-based net retention rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our dollar-based net retention rate decreases, our business, financial condition, and results of operations would be adversely affected.
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
We offer flexible, multi-tiered packaging and licensing models for our platform, including subscriptions and premium add-ons. We are continuing to iterate on our packaging and licensing models as we evaluate customer preferences, needs, and use of our platform, and expect that our packaging and licensing models will continue to evolve. Many factors could significantly affect our pricing strategies, including operating costs, our competitors’ pricing and marketing strategies, customer use patterns, and general economic conditions. We may face downward pressure from our customers regarding our pricing and competitors with different pricing models may attract customers that are uncomfortable with our multi-tiered packaging and licensing models, which would cause us to lose business or modify our packaging and licensing models, both of which could adversely affect our business, financial condition, and results of operations. Changes to our packaging and licensing models may also affect our revenue recognition and other accounting policies, which may adversely affect our results of operations in any given fiscal period.
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
•adverse litigation judgments, settlements, or other litigation-related costs; and
•general economic conditions in either domestic or international markets, including as a result of geopolitical uncertainty and instability such as the recent conflict in Ukraine.
Any one or more of the factors above may result in significant fluctuations in our results of operations. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, we generally experience seasonality in terms of when we enter into agreements with customers, and our quarterly results of operations generally fluctuate from quarter to quarter depending on customer buying habits. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in revenue, due to the fact that we recognize subscription revenue ratably over the term of the subscription, which is generally one to two years, but can be three years or longer. We expect that seasonality will continue to affect our results of operations in the future and may reduce our ability to predict cash flow and optimize the timing of our operating expenses.
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
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and channel partners. Other disruptions or potential disruptions include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the emergence of variants of the virus, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. In the fourth quarter of fiscal 2022, the Omicron variant of COVID-19 became the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors, resellers, managed service providers, managed security service providers, and cloud infrastructure providers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our platform, but there can be no assurance that these steps will be effective, and restrictions on travel and other limitations as a result of the COVID-19 pandemic undermine our efforts to provide training and build relationships. In addition, if our channel partners are unsuccessful in marketing and selling access to our platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our platform to customers.

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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2020 and 2021, respectively, and 18% in fiscal 2022. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
•challenges caused by the conflict in Ukraine on countries in the region in which we have operations, such as Poland and Macedonia;
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
We are a rapidly growing company, and our future growth depends, in part, on our ability to continue to meet the expanding needs of our customers and to attract new customers. Our customer count increased from 2,137 as of January 31, 2020, to 2,164 as of January 31, 2021, and 2,396 as of January 31, 2022, respectively. As existing customers gain more experience with our platform, they may broaden their reliance on our platform, which may require that we expand our operations infrastructure as well as our dependence on third parties to support that infrastructure. To manage this growth effectively, we will need to continue to improve and expand our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy offerings from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. Any future growth would add complexity to our organization and require effective coordination across our organization, and failure to manage such future growth effectively could result in increased costs. If we do not accurately predict our architecture requirements, our existing customers may experience delays, interruptions, or service outages that may subject us to financial liabilities or customer losses. If we are unable to effectively manage our growth, our business, financial condition, and results of operations would be adversely affected.
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
We have in the past acquired, and we may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. For example, we acquired DFLabs and Sensu, in the second quarter of fiscal 2022. We may not successfully integrate DFLabs’ or Sensu’s people or solutions with ours, or achieve market acceptance of our combined solutions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company’s technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operates in international jurisdictions;
•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company’s installed customer base or the acquired company’s products to our installed customer base;
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
We believe that maintaining and enhancing our reputation as a leader in security and reliability for cloud applications is critical to our relationship with our existing customers, users, and channel partners and our ability to attract new customers and channel partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality features for our platform, our ability to successfully differentiate our platform from those of our competitors, our ability to maintain the reputation of our platform for data security, and our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights. Our brand promotion activities may not be successful or yield increased revenue. In addition, independent industry analysts often provide reports of our platform, as well as the offerings of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation and brand may be adversely affected. Additionally, the performance of our channel partners may affect our reputation and brand if customers do not have a positive experience with our platform as implemented by our channel partners or with the implementation generally. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Additionally, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, or if we are otherwise unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and markets and as more sales are generated through our channel partners. Any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, our business, financial condition, and results of operations would be adversely affected.
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
Our business could be adversely affected by unexpected events such as pandemics, natural disasters, political crises, or social instability.
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood, or significant power outage, could disrupt our operations, mobile networks, the Internet, or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, such as the ongoing COVID-19 pandemic, political crises, such as terrorist attacks, war, and other political instability, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. For example, the impact of the ongoing conflict in Ukraine on global economic conditions and our business are unknown at this time. The impact of any natural disaster, act of terrorism, or other disruption to us or our third-party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.
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
The use of our platform involves the collection, storage, processing, and transmission of customers’ data. In addition, we collect, process, store, and transmit our own data as part of our business operations. Our data or our customers’ data may include personal data, or confidential or proprietary information. Increasingly, threats from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse, and general hacking have become more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our platform. Any actual or perceived security breach or incident could interrupt our operations, harm our reputation and brand, result in remediation and cybersecurity protection costs, result in lost revenue, lead to litigation and legal risks, increase our insurance premiums, result in any other financial exposure, lead to loss of user confidence in us or decreased use of our platform, and otherwise damage our competitiveness, business, financial condition, and results of operations.
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
AWS is a third-party provider of cloud infrastructure services. We outsource substantially all of the infrastructure relating to our cloud-native platform to AWS. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our platform depends, in part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our cloud-native platform for any of the foregoing reasons would adversely impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
With the acquisition of Sensu, an edition of one of our offerings, Sensu Go, will have been made freely available under a permissive open source software license, the MIT license. That version will be complemented by paid versions of Sensu under proprietary or other limited license terms, employing a business strategy called open-core licensing model, which is intended to spur adoption of paid offerings with additional features or commercial benefits. We may in the future have additional open source editions of our paid offerings. However, open source editions typically have very low conversion rates to paid editions, and we may not be able to convert users to customers at a rate high enough to offset the expense of maintaining the open source edition. While open source offerings can enjoy the benefit of community contributions and support, we may not be able to engage the community sufficiently to take advantage of this potential benefit. Moreover, open source offerings under a permissive license can be freely used by competitors without any consideration. Competitors can, for example, easily copy the project and create a competing one that may divert potential customers from our open source or paid offerings. This may result in our expending significant effort and expense maintaining an offering that will benefit our competitors. In addition, managing trademark and branding rights for open source offerings can be difficult, because the law regarding the interaction of trademark rights and open source licensing is evolving and uncertain. It may therefore be risky or difficult to enforce our trademark and branding rights for open source offerings. Finally, in the event we later wish to cease support of an open source edition in favor of paid editions, that decision may draw criticism, result in negative public relations, and reduce the popularity of the paid offerings.
The rapidly evolving framework of privacy, data protection, data transfers, or other laws or regulations worldwide may limit the use and adoption of our services and adversely affect our business.
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice in 2020 struck down the EU-US Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018, impose additional obligations directly on us as both a data controller and a data processor, as well as on many of our customers. The European Commission recently approved new standard contractual clauses for the transfer of personal data outside the European Economic Area, or EEA, in June 2021 which impose a range of new requirements on organizations exporting or importing personal data subject to the GDPR and which are required to be implemented. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. In addition, domestic data privacy laws continue to evolve and could expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, or CCPA, which took effect in January 2020, and the California Privacy Rights Act, or CPRA, which was approved by voters in November 2020, and similar legislation recently enacted or proposed in other states, require new disclosures, afford consumers new abilities, or otherwise create new obligations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with the GDPR, CCPA, CPRA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet certain voluntary certification and other standards established by third parties. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our services to certain customers and could harm our business. Furthermore, the uncertain and shifting regulatory environment may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our services and limit adoption of our platform. Additionally, some statutory requirements, both in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. Although we may have contractual protections with our service providers, any actual or perceived security breach or incident could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision (benefit) for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
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
We are, and expect to continue to be, subject to review and audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we may receive assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities may challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We assess the likelihood of adverse outcomes resulting from any ongoing tax examinations to determine the adequacy of our provision (benefit) for income taxes. These assessments can require considerable judgments and estimates. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from tax examinations will not have an adverse effect on our financial condition and results of operations. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our financial condition and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2022, we had $506.1 million of federal and $325.5 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030 for federal and California purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have had an ownership change as a result of our IPO in September 2020 which could result in Section 382 limitation through January 31, 2021. However, we do not expect any resulting limitations on our ability to utilize NOLs or other tax attributes.

The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2021 or 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
We recognize substantially all of our revenue ratably over the term of the relevant subscription period, and as a result, downturns or upturns in sales may not be immediately reflected in our results of operations.
We recognize substantially all of our revenue ratably over the term of our subscription agreements with our customers, which is generally one to two years, but can be three years or longer. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Any such decline, however, would be reflected in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our platform and changes in our rate of renewals, or customer churn, which have occurred due to the COVID-19 pandemic, may not be fully reflected in our results of operations until future periods. Our subscription-based model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of January 31, 2022, we had no outstanding loan balance under this facility.
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
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees in response to COVID-19, new product offerings or from strategic transactions. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline and our ability to raise capital through the sale of additional equity securities could be impaired. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.
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

General Risk Factors
Operating as a public company requires us to incur substantial costs and will require substantial management attention.
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is in Redwood City, California, where we currently lease approximately 56,000 square feet under a lease agreement that expires in 2023. As of January 31, 2022, we also lease and license facilities in the United States in Austin; Denver; Raleigh; and New York; and internationally in Sydney, Australia; Noida, India; Milan, Italy; Tokyo, Japan; Skopje, Macedonia; Warsaw and Krakow, Poland; Seoul, South Korea; and London, United Kingdom.
We believe that our facilities are suitable to meet our current needs. However, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We may incur additional expenses in connection with such new or expanded facilities.
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
Holders of Record
As of January 31, 2022, there were approximately 150 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2022 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other securities during the fourth quarter of our fiscal year ended January 31, 2022.

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
The following graph compares (i) the cumulative total stockholder return on our common stock from September 17, 2020 (the date our common stock commenced trading on the NASDAQ) through January 31, 2022 with (ii) the cumulative total return of the S&P 500 Index and S&P 500 Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 17, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 17, 2020 of $26.88 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/17/20
10/30/20
1/29/21
4/30/21
7/30/21
10/29/21
1/31/22
SUMO
S&P500 Index
S&P500 Software and Services

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2022 and 2021 are referred to herein as fiscal 2022 and fiscal 2021, respectively. This section of our Annual Report on Form 10-K discusses our financial condition and results of operations and year-to-year comparisons for our fiscal years ended January 31, 2022 and 2021, respectively. A discussion of our financial condition and results of operations and year-to-year comparisons for our fiscal years ended January 31, 2021 and 2020 that is not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 filed with the SEC on March 12, 2021, and is incorporated by reference herein.
Overview
Sumo Logic empowers the people who power modern, digital businesses. Our mission is to be the leading software-as-a-service analytics platform for reliable and secure cloud-native applications. With our platform, we help our customers ensure application reliability, secure and protect against modern security threats, and gain insights into their cloud infrastructure. Our multi-tenant, cloud-native platform – which we refer to as our Continuous Intelligence Platform – provides powerful, real-time, machine data analytics and insights across observability and security solutions.
We generate revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. We recognize subscription revenue ratably over the term of the subscription, which is generally one to two years, but can be three years or longer. We offer multi-tiered paid subscription packages for access to our platform, the pricing for which differs based on a variety of factors, including volume of data to be ingested, duration of data retention, and breadth of access to platform features and functionalities. Our subscription packages encourage customers to expand their adoption of our platform by providing them with the flexibility to ingest and analyze large volumes of data and the ability to access a broad suite of platform features and functionalities without incurring overage fees, as well as insights into their usage patterns. We also deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service. We recognize revenue from premium support service ratably over the term of the subscription.
Our go-to-market strategy consists of self-service adoption through our website, an inside sales team, a field sales team, and a partner channel. We offer free trials that enable potential customers to experience the benefits of our platform, and we see significant conversion from our trial users to paid customers, with approximately one-third of our new customers in fiscal 2022 having been free trial users who converted into paying customers. We leverage our user community to proactively identify trends, gather global insights, and create new use cases, thereby empowering us to deliver out-of-the-box value to our customers. We employ a land-and-expand business model centered around our platform offerings, which have a rapid time to value for our customers and are easily extensible to multiple use cases across a business. We utilize the analytical capabilities of our platform and our customer success team to understand how our customers use, and how they would benefit from expanding their use of our platform. This understanding helps us successfully upsell and cross sell to our existing customers.
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For fiscal 2022 and 2021, our revenue was $242.1 million and $202.6 million, respectively, representing a year-over-year growth rate of 19%. For fiscal 2022 and 2021, our ARR was $258.9 million and $208.3 million, respectively, representing a year-over-year growth rate of 24%. We generated GAAP operating losses of $121.3 million and $77.7 million for fiscal 2022 and 2021, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. We generated non-GAAP operating losses of $48.2 million and $29.9 million for fiscal 2022 and 2021, respectively. See “Key Factors Affecting Our Performance” for a definition of ARR. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, continue to require many of our employees and contractors to work remotely, and have reduced business travel, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In the fourth quarter of fiscal 2022, the Omicron variant of COVID-19 became the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. However, we believe that the COVID-19 pandemic will continue to accelerate customer transformation into digital businesses, which we anticipate could generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe the continued trend of digital transformation and increase in digital services and cloud applications across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of January 31, 2022, we had 2,396 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we anticipate that continued economic uncertainty around the COVID-19 pandemic may adversely affect our ability to add new customers in the future. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. In fiscal 2022 our dollar-based net retention rate declined a few percentage points below 110%. The decline was driven by the combination of slower than historic expansion in the install base and higher than historic churn. In addition, because historically our dollar-based net retention rate in a particular quarter was obtained by averaging the result from that particular quarter with the corresponding results from each of the prior three quarters, any changes within a particular quarter are less visible due to the four-quarter average. To provide transparency into the current period dollar-based net retention rate and to provide increased visibility into current trends in our business, we are revising our methodology to calculate dollar-based net retention rate using a simple trailing four quarter methodology. Going forward, our dollar-based net retention rate will now be calculated as of a period end by starting with the ARR from all subscription customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same subscription customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of contraction or churn over the trailing 12 months but excludes ARR from new subscription customers in the current period. We then divide the Current Period ARR by the Prior Period ARR to arrive at our dollar-based net retention rate. Our dollar-based net retention rate as of January 31, 2022, was 112%, and we anticipate it may stay relatively stable over the next year due to the realignment of our sales force, which will likely result in a relatively higher focus on new customer acquisition in the next fiscal year. Therefore, we expect it will take several quarters before we start to see sustained improvement in our dollar-based net retention rate.
Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 456 and 358 as of January 31, 2022 and 2021, respectively. In addition, we saw growth in customers with greater than $1 million of ARR, which was 44 and 31 as of January 31, 2022 and 2021, respectively.

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
Continued Investment in Technology Leadership and Innovation
We intend to extend our leadership position by continuing to innovate, bringing new technologies to market, honing best practices, and driving thought leadership. Our success depends, in part, on our ability to sustain innovation and technology leadership in order to maintain a competitive advantage. We expect to continue to invest in research and development to increase our revenue and achieve long-term profitability, and we intend to continue extending the applicability of our platform as well as improving the value of our offerings for our customers. We believe that our platform is highly differentiated and has broad applicability to a wide variety of observability and security use cases, and we will continue to invest in developing and enhancing platform features and functionality to further extend the adoption of our platform. Additionally, we will continue to evaluate opportunities to acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Once we complete acquisitions, we must successfully integrate and manage these acquisitions to realize their benefits.
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 18% and 16% of our revenue outside the United States during fiscal 2022 and 2021, respectively. We believe that global demand for observability and security analytics will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, or APJ, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Acquisition of Sensu, Inc.
On June 10, 2021, we completed the acquisition of Sensu, Inc. (“Sensu”), a privately-held software company that is a leader in open source monitoring. The addition of Sensu is expected to accelerate our observability strategy by providing customers with an affordable and scalable end-to-end solution for infrastructure and application monitoring. The aggregate amount recorded as purchase consideration was $32.7 million, of which $8.6 million was paid or to be paid in cash, and $24.1 million was comprised of 1,123,697 shares of common stock. Additionally, 71,644 shares of common stock were issued and will be recorded as stock-based compensation over the requisite service period, and we assumed 33,267 options to purchase shares of common stock granted under Sensu’s equity plan. See Note 5 to our consolidated financial statements.
Acquisition of DF Labs S.p.A.
On May 24, 2021, we completed the acquisition of DF Labs S.p.A. (“DFLabs”), a privately-held Italian corporation and a leader in security orchestration, automation and response (“SOAR”) technology. The combination of our Cloud SIEM and DFLabs' solution will provide customers with comprehensive cloud-native security intelligence solutions. The aggregate amount recorded as purchase consideration was $41.7 million, of which $35.3 million was paid in cash, and $6.4 million was comprised of 334,815 shares of common stock. Additionally, 143,492 shares of common stock were issued and will be recorded as stock-based compensation over the requisite service period. See Note 5 to our consolidated financial statements.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one to two years, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. We deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for fiscal 2022 and less than 1% of our total revenue for fiscal 2021.
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
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and has been and will continue to be affected by various factors, including the timing and amount of investments to maintain or expand our cloud hosting capability, the continued growth of our platform and customer support teams, increased compensation expenses, as well as amortization of costs associated with capitalized internal-use software and acquired intangible assets. We expect our gross profit to increase and our gross margin to remain consistent over the near term due to the continued growth in the use of our platform, but increase modestly over the long term with cost efficiencies related to our cloud hosting services, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.
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
We have incurred and will continue to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market, and increased expenses for insurance, investor relations, and fees for professional services. We expect that our general and administrative expenses will increase in dollar value as our business grows. However, we expect that our general and administrative expenses will decrease as a percentage of our revenue as our revenue grows over the long term, although they may fluctuate as a percentage of revenue from period to period depending on the timing of expenses.
Interest and Other Income (Expense), Net
Interest and other income (expense), net primarily consists of interest earned from our cash, cash equivalents, and marketable securities, and foreign currency transaction gains (losses).
Interest Expense
Interest expense primarily consists of interest incurred in connection with our previous borrowings under our revolving line of credit facility.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2022	2021

	(in thousands)
Revenue	$242,125	$202,637
Cost of revenue(1)(2)(4)	78,308	56,492
Gross profit	163,817	146,145
Operating expenses:
Research and development(1)(4)	94,652	70,206
Sales and marketing(1)(2)(3)(4)	131,311	109,190
General and administrative(1)(4)	59,129	44,408
Total operating expenses	285,092	223,804
Loss from operations	(121,275)	(77,659)
Interest and other income (expense), net	10	(419)
Interest expense	(174)	(703)
Loss before provision for income taxes	(121,439)	(78,781)
Provision (benefit) for income taxes	1,926	1,516
Net loss	$(123,365)	$(80,297)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows:

	Year Ended January 31,
	2022	2021
		(in thousands)
Cost of revenue	$854	$510
Research and development(a)	24,363	13,728
Sales and marketing	16,397	11,532
General and administrative	14,279	15,181
Total stock-based compensation expense and related employer payroll taxes	$55,893	$40,951
(a)See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the capitalized stock-based compensation expense related to internal-use software development costs.
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2022	2021

	(in thousands)
Cost of revenue	$11,753	$6,759
Sales and marketing	383	—
Total amortization of acquired intangible assets	$12,136	$6,759
(3)We recorded sales and marketing expenses for additional compensation and other costs related to the employment status of certain current and former employees of $1.5 million during the year ended January 31, 2021. As of January 31, 2021, we had recorded $4.5 million related to these claims, which were paid as part of a signed settlement agreement during the first quarter of fiscal 2022. For more information, see the section titled “Legal Proceedings.”
(4)Includes acquisition-related expenses as follows:

	Year Ended January 31,
	2022	2021

	(in thousands)
Cost of revenue	$230	$—
Research and development	777	—
Sales and marketing	278	—
General and administrative	3,756	—
Total acquisition-related expenses	$5,041	$—

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	32	28
Gross profit	68%	72%
Operating expenses:
Research and development	39	35
Sales and marketing	54	54
General and administrative	24	21
Total operating expenses	118%	110%
Loss from operations	(50)	(38)
Interest and other income (expense), net	—	—
Interest expense	—	(1)
Loss before provision for income taxes	(50)	(39)
Provision (benefit) for income taxes	1	1
Net loss	(51)%	(40)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Fiscal 2022 and Fiscal 2021
Revenue

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Revenue	$242,125	$202,637	$39,488	19%
Revenue increased by $39.5 million, or 19%, for fiscal 2022 compared to fiscal 2021 primarily due to customer growth from both existing and new customers. Approximately 90% of the increase in revenue was attributable to growth from existing customers, and the remaining approximately 10% was attributable to new customers. In particular, the number of customers with greater than $100,000 of ARR increased to 456 as of January 31, 2022 from 358 as of January 31, 2021.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Cost of revenue	$78,308	$56,492	$21,816	39%
Gross profit	163,817	146,145	17,672	12%
Gross margin	68%	72%
Cost of revenue increased by $21.8 million, or 39%, for fiscal 2022 compared to fiscal 2021. The increase in cost of revenue was primarily due to a $16.8 million increase in third-party hosting fees and personnel costs related to providing access to and supporting our platform and an increase in amortization of acquired developed technology of $5.0 million as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Gross profit increased $17.7 million while gross margin decreased 4% primarily as a result of increased third-party hosting fees and increased amortization of acquired developed technology.

Research and Development

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Research and development	$94,652	$70,206	$24,446	35%
Percentage of revenue	39%	35%
Research and development expenses increased by $24.4 million, or 35%, for fiscal 2022 compared to fiscal 2021. The increase in research and development expenses was primarily driven by a $24.3 million increase in personnel and related expenses directly associated with an increase in average cost per head and as well as an increase in average headcount, as we continued to hire and increase resources to develop and expand the functionality of our software offerings, of which $10.6 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs also included a $1.0 million decrease in capitalized internal-use software.
Sales and Marketing

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Sales and marketing	$131,311	$109,190	$22,121	20%
Percentage of revenue	54%	54%
Sales and marketing expenses increased by $22.1 million, or 20%, for fiscal 2022 compared to fiscal 2021. The increase in sales and marketing expenses was primarily driven by a $19.0 million increase in personnel and related expenses due to higher average headcount as we continue to investment in our go-to-market coverage, capacity, and expansions into new markets, of which $4.9 million was related to stock-based compensation expense and related employer payroll taxes. This increase in personnel and related costs was partially offset by a $1.5 million non-recurring expense related to compensation and other costs related to the employment status of certain current and former employees recorded during the first quarter of fiscal 2021. In addition, we had a $3.2 million increase in recruiting fees and third-party public relations and marketing services and a $1.1 million increase in software and cloud hosting fees for our customer free trials and customer proofs of value.
General and Administrative

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
General and administrative	$59,129	$44,408	$14,721	33%
Percentage of revenue	24%	21%
General and administrative expenses increased by $14.7 million, or 33%, for fiscal 2022 compared to fiscal 2021. The increase in general and administrative expenses was primarily driven by a $7.1 million increase in professional services, of which $3.8 million related to the acquisition-related expenses for our acquisitions of Sensu and DFLabs, a $4.0 million increase in insurance related costs, and a $3.3 million increase in personnel and related expenses associated with an increase in average headcount.
Interest and Other Income (Expense), Net

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$10	$(419)	$429	(102)%
Interest and other income (expense), net increased by $0.4 million, or 102%, for fiscal 2022 compared to fiscal 2021. The increase in interest and other income (expense), net was primarily driven by an increase in interest income.

Interest Expense

	Year Ended January 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest expense	$(174)	$(703)	$529	(75)%
Interest expense decreased by $0.5 million for fiscal 2022 compared to fiscal 2021. The decrease in interest expense was primarily driven by interest incurred on borrowings under our revolving line of credit facility in fiscal 2021.
Non-GAAP Financial Measures
In addition to our financial information presented in accordance with GAAP and the key business metrics presented above, we believe the following non-GAAP financial measures are useful to investors in evaluating our operating performance. We use the following non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, may be helpful to investors because they provide consistency and comparability with past financial performance and meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. The non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as analytical tools, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP and may be different from similarly-titled non-GAAP financial measures used by other companies. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Year Ended January 31,
	2022	2021

	(dollars in thousands)
Gross profit	$163,817	$146,145
Add: Stock-based compensation expense and related employer payroll taxes	854	510
Add: Amortization of acquired intangible assets	11,753	6,759
Add: Acquisition-related expenses	230	—
Non-GAAP gross profit	$176,654	$153,414

Gross margin	68%	72%
Non-GAAP gross margin	73%	76%

Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Year Ended January 31,
	2022	2021

	(dollars in thousands)
Loss from operations	$(121,275)	$(77,659)
Add: Stock-based compensation expense and related employer payroll taxes	55,893	40,951
Add: Amortization of acquired intangible assets	12,136	6,759
Add: Acquisition-related expenses	5,041	—
Non-GAAP operating loss	$(48,205)	$(29,949)

Operating margin	(50)%	(38)%
Non-GAAP operating margin	(20)%	(15)%
Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses.

	Year Ended January 31,
	2022	2021

	(dollars in thousands)
Net loss	$(123,365)	$(80,297)
Add: Stock-based compensation expense and related employer payroll taxes	55,893	40,951
Add: Amortization of acquired intangible assets	12,136	6,759
Add: Acquisition-related expenses	5,041	—
Non-GAAP net loss	$(50,295)	$(32,587)
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

	Year Ended January 31,
	2022	2021

	(dollars in thousands)
Cash used in operating activities	$(30,491)	$(47,179)
Less: Purchases of property and equipment	(2,258)	(1,138)
Less: Capitalized internal-use software	(182)	(1,205)
Free cash flow	$(32,931)	$(49,522)

Cash used in investing activities	$(323,265)	$(2,343)
Cash provided by financing activities	$30,210	$351,986

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $521.2 million as of January 31, 2022. In the third quarter of fiscal 2021 we completed our IPO and received net proceeds of $342.7 million, after deducting underwriters’ discounts and commissions and offering costs of $31.8 million, including the exercise of the underwriters’ option to purchase additional shares. As of January 31, 2022, we had $80.0 million in cash and cash equivalents and $276.5 million in marketable securities.
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
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of January 31, 2022, we did not have any debt outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions and to a lesser extent, premium support services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $328.3 million, of which we expect to recognize approximately 89% as revenue over the next 24 months, with the remaining balance recognized thereafter. As of January 31, 2022, we had deferred revenue of $137.3 million, of which $131.3 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,491)	$(47,179)
Investing activities	(323,265)	(2,343)
Financing activities	30,210	351,986
Operating Activities
Our largest source of operating cash is cash collections from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party hosting and software costs. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from equity financings up to fiscal 2021.
Cash used in operating activities for fiscal 2022 of $30.5 million consisted of our net loss of $123.4 million, adjusted for non-cash charges of $91.9 million and net cash inflows of $1.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $54.1 million, amortization of deferred sales commissions of $15.8 million, and depreciation and amortization of $14.2 million. Net cash inflows from changes in our operating assets and liabilities were primarily the result of a $29.5 million increase in deferred revenue resulting from increased billings for subscriptions, and a $4.4 million increase in accounts payable and accrued expenses due to timing of payments to vendors. Net cash inflows were partially offset by cash outflows resulting from a $25.0 million increase in deferred sales commissions due to commissions paid on new bookings, a $4.5 million decrease in lease liabilities due to monthly rental payments for our operating leases, and a $4.2 million increase in accounts receivable due to new billings being greater than collections during the period.
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
Investing Activities
Cash used in investing activities for fiscal 2022 of $323.3 million consisted of purchases of marketable securities of $424.7 million, cash paid for acquisitions, net of cash and restricted cash acquired of $40.3 million, and $2.3 million in purchases of property and equipment primarily related to leasehold improvements and purchases of furniture for our expanded office space and computers for new employees, partially offset by $144.2 million of maturities and sales of marketable securities.
Cash used in investing activities for fiscal 2021 of $2.3 million consisted of $1.2 million of capitalized internal-use software costs and $1.1 million in purchases of property and equipment related to leasehold improvements and purchases of furniture for our expanded office space and computers for new employees.
Financing Activities
Cash provided by financing activities for fiscal 2022 of $30.2 million primarily consisted of proceeds from common stock option exercises of $22.3 million and proceeds from employee stock purchase plan of $8.0 million.
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
Contractual Obligations and Commitments
The Company enters into contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. The Company’s material contractual obligations include the following:
In July 2020, the Company entered into an amended hosting agreement effective August 2020. Under the amended agreement, the Company has committed to spend $220.0 million between August 2020 and January 2024 for its hosting agreement ($90.0 million between August 2020 and January 2022, $60.0 million between February 2022 and January 2023, and $70.0 million between February 2023 and January 2024).
The Company has lease arrangements associated with its corporate facilities. Refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

As of January 31, 2022, our unrecognized tax benefits were $5.6 million, of which $0.2 million are classified as other liabilities and $5.4 million are netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. Refer to Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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
We generate revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Our subscription arrangements with customers do not provide the customer with the right to take possession of our cloud-native platform at any time and as a result are accounted for as service arrangements. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscription terms are generally one to two years, but can be three years or longer, and the substantial majority of our contracts are non-cancelable. Revenue is recognized ratably over the subscription generally beginning on the date that our platform is made available to a customer. We typically bill for subscriptions annually in advance for subscriptions with terms of one year or more.
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

These assumptions are estimated as follows:
Fair Value. Prior to our IPO, the fair value of common stock underlying the stock options had historically been determined by our Board of Directors, with input from our management. Our Board of Directors previously determined the fair value of the common stock at the time of grant by considering a number of objective and subjective factors. Subsequent to our IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of our common stock, as reported by the Nasdaq.
Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were based on the vesting terms, exercise terms, and contractual lives of these awards. For non-employee awards, the expected term would equal the contractual term.
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
Business Combinations
We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, reproduction costs, expected long-term market growth, future expected operating expenses, cost build-up to support obligations, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may be up to one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for more information about the impact of certain recent accounting pronouncements on our consolidated financial statements.
JOBS Act Accounting Election
On the last business day of our second quarter in fiscal 2022, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of January 31, 2022, we are considered a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we ceased to be an emerging growth company as defined in the JOBS Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of January 31, 2022, we had $70.7 million of cash equivalents invested in money market funds and $0.3 million was restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $276.5 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our results of operations.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Gains or losses due to transactions in foreign currencies are included in interest and other income (expense), net in our consolidated statements of operations.
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

Item 8. Financial Statements and Supplementary Data
Sumo Logic, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sumo Logic, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sumo Logic, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company generates revenue from subscriptions to customers that enable them to access the Company’s cloud-based platform. Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress as control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription fees is generally recognized on a straight-line basis over the contract term, commencing on the date the service is made available to the customer and all other revenue recognition criteria have been met. The Company recorded total revenue of $242 million for the year ended January 31, 2022.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, evaluating the recognition of revenue on a test basis by obtaining and inspecting customer contracts, testing whether access to the Company’s platform had been provided to the customer, recalculating revenue recognized, and where applicable, vouching to cash receipts from customers.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 14, 2022

We have served as the Company's auditor since 2015.

Sumo Logic, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	January 31, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79,986	$404,140
Marketable securities, current	210,645	—
Accounts receivable, net	49,451	44,761
Prepaid expenses	9,792	10,509
Deferred sales commissions, current	17,110	12,790
Other current assets	2,865	3,110
Total current assets	369,849	475,310
Marketable securities, noncurrent	65,866	—
Property and equipment, net	4,960	4,156
Operating lease right-of-use assets	6,110	—
Goodwill	94,967	50,672
Acquired intangible assets, net	26,221	10,656
Deferred sales commissions, noncurrent	32,689	27,857
Other assets	1,469	1,856
Total assets	$602,131	$570,507
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,755	$4,832
Accrued expenses and other current liabilities	25,425	23,316
Operating lease liabilities, current	4,619	—
Deferred revenue, current	131,329	102,625
Total current liabilities	169,128	130,773
Operating lease liabilities, noncurrent	2,346	—
Deferred revenue, noncurrent	5,944	4,076
Other liabilities	5,744	4,246
Total liabilities	183,162	139,095
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock $0.0001 par value— 1,000,000 shares authorized as of January 31, 2022 and 2021; 113,813 and 102,484 shares issued and outstanding as of January 31, 2022 and 2021, respectively	11	10
Additional paid-in-capital	944,447	829,238
Accumulated other comprehensive loss	(4,333)	(45)
Accumulated deficit	(521,156)	(397,791)
Total stockholders’ equity	418,969	431,412
Total liabilities and stockholders’ equity	$602,131	$570,507
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue	$242,125	$202,637	$155,056
Cost of revenue	78,308	56,492	44,498
Gross profit	163,817	146,145	110,558
Operating expenses:
Research and development	94,652	70,206	52,462
Sales and marketing	131,311	109,190	107,239
General and administrative	59,129	44,408	37,263
Impairment of capitalized internal-use software	—	—	6,689
Total operating expenses	285,092	223,804	203,653
Loss from operations	(121,275)	(77,659)	(93,095)
Interest and other income (expense), net	10	(419)	1,982
Interest expense	(174)	(703)	(123)
Loss before provision for income taxes	(121,439)	(78,781)	(91,236)
Provision (benefit) for income taxes	1,926	1,516	901
Net loss	$(123,365)	$(80,297)	$(92,137)

Net loss per share, basic and diluted	$(1.13)	$(1.65)	$(6.18)

Weighted-average shares used to compute net loss per share, basic and diluted	108,695	48,805	14,907
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(123,365)	$(80,297)	$(92,137)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,402)	168	(116)
Unrealized (loss) gain on available-for-sale marketable securities	(886)	—	—
Total comprehensive loss	$(127,653)	$(80,129)	$(92,253)
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 31, 2019	53,776	$234,095	13,065	$1	$22,989	$(97)	$(225,357)	$(202,464)
Issuance of common stock upon exercise of stock options	—	—	1,788	—	2,922	—	—	2,922
Issuance of common stock upon early exercise of stock options	—	—	349	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	733	—	—	733
Common stock issued and awards assumed in connection with acquisitions	—	—	3,782	1	47,922	—	—	47,923
Issuance of Series G redeemable convertible preferred stock, net issuance of costs of $3,927	9,986	106,072	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,565	—	—	22,565
Foreign currency translation adjustments	—	—	—	—	—	(116)	—	(116)
Net loss	—	—	—	—	—	—	(92,137)	(92,137)
Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	2,462	—	7,282	—	—	7,282
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Common stock issued in connection with acquisitions	—	—	256	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,272	—	—	41,272
Foreign currency translation adjustments	—	—	—	—	—	168		168
Net loss	—	—	—	—	—	—	(80,297)	(80,297)
Balance at January 31, 2021	—	$—	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	—	—	7,088	1	22,325	—	—	22,326
Exercise of common stock warrants	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	2,008	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Issuance of common stock in connection with employee stock purchase plan	—	—	541	—	7,977	—	—	7,977
Common stock issued in connection with acquisitions	—	—	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	—	—	54,211	—	—	54,211
Other comprehensive (loss) income	—	—	—	—	—	(4,288)	—	(4,288)
Net loss	—	—	—	—	—	—	(123,365)	(123,365)
Balance at January 31, 2022	—	$—	113,813	$11	$944,447	$(4,333)	$(521,156)	$418,969
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(123,365)	$(80,297)	$(92,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,181	8,298	4,345
Amortization of deferred sales commissions	15,847	11,476	8,775
Accretion (amortization) of marketable securities purchased at a premium (discount)	3,070	—	—
Stock-based compensation, net of amounts capitalized	54,146	40,951	22,034
Impairment of capitalized internal-use software	—	—	6,689
Non-cash lease cost	4,178	—	—
Other	474	635	592
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(4,194)	(17,809)	(9,352)
Prepaid expenses	714	(4,199)	(945)
Other assets	850	(2,574)	(94)
Deferred sales commissions	(24,999)	(25,771)	(16,093)
Accounts payable	2,825	(1,345)	732
Accrued expenses and other current liabilities	1,589	4,121	6,492
Deferred revenue	29,458	18,016	19,907
Operating lease liabilities	(4,513)	—	—
Other liabilities	(752)	1,319	486
Net cash used in operating activities	(30,491)	(47,179)	(48,569)
Cash flows from investing activities
Purchases of marketable securities	(424,724)	—	—
Maturities of marketable securities	102,508	—	—
Sales of marketable securities	41,731	—	—
Purchases of property and equipment	(2,258)	(1,138)	(2,068)
Capitalized internal-use software costs	(182)	(1,205)	(5,588)
Cash paid for acquisitions, net of cash and restricted cash acquired	(40,340)	—	(15,729)
Net cash used in investing activities	(323,265)	(2,343)	(23,385)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	349,166	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	106,072
Proceeds from borrowings	—	24,250	—
Repayment of borrowings	—	(24,250)	—
Payments of deferred offering costs	(93)	(4,362)	(2,018)
Proceeds from employee stock purchase plan	7,977	—	—
Proceeds from exercise of common stock options	22,326	7,282	4,081
Cash paid for holdback consideration in connection with acquisition	—	(100)	—
Net cash provided by financing activities	30,210	351,986	108,135
Effect of exchange rate changes on cash and cash equivalents	(608)	163	(39)
Change in cash and cash equivalents and restricted cash	(324,154)	302,627	36,142
Cash and cash equivalents and restricted cash:
Beginning of period	404,440	101,813	65,671
End of period	$80,286	$404,440	$101,813
Supplemental disclosures of cash flow information
Cash paid for income taxes	$933	$1,194	$648
Cash paid for interest	84	733	12
Supplemental non-cash investing and financing information
Conversion of redeemable convertible preferred stock to common stock	$—	$340,161	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	512	—
Vesting of early exercised options	197	197	733
Common stock and assumed awards issued as consideration for acquisitions	30,499	—	47,923
Unpaid cash consideration for acquisitions	456	—	—
Stock-based compensation capitalized as internal-use software costs	65	321	531
Issuance of redeemable convertible preferred stock warrants	—	—	71

Deferred offering costs accrued but not yet paid	—	99	1,266
Property and equipment accrued but not yet paid	4	15	—
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$79,986	$404,140	$101,513
Restricted cash included in other current assets	300	300	300
Total cash, cash equivalents, and restricted cash	$80,286	$404,440	$101,813
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Organization and Nature of Operations
Sumo Logic, Inc. (the “Company”) was incorporated in Delaware in March 2010. The Company provides, on a cloud-native software-as-a-service (“SaaS”) delivery model, a software analytics platform for reliable and secure cloud-native applications to address the challenges and opportunities presented by digital transformation, modern applications, and cloud computing. The platform helps customers ensure application reliability, secure and protect against modern security threats, and gain insights into their cloud infrastructure.
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
Use of Estimates and Judgments
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. The Company’s accounting policies that involve judgment include revenue recognition, period of benefit for deferred sales commissions, useful lives of acquired intangible assets and property and equipment, stock-based compensation expense including the assumptions used for estimating the fair value of common stock (prior to the closing of the IPO), capitalization of internal-use software costs, fair value of assets acquired and liabilities assumed from business combinations, incremental borrowing rate for operating leases, estimate of credit losses for accounts receivable and marketable securities, and valuation allowances associated with income taxes.

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
Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company performs ongoing credit evaluations of its customers. There was $0.3 million and $0.1 million recorded as an allowance for doubtful accounts for the Company’s accounts receivables as of January 31, 2022 and January 31, 2021, respectively.
As of January 31, 2022, no customer accounted for 10% or more of total accounts receivable. As of January 31, 2021, one individual customer accounted for 10% or more of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due. Unbilled receivables totaled $1.9 million and $1.0 million as of January 31, 2022 and 2021, respectively, and were recorded within accounts receivable, net on the consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets as of January 31, 2022. Contract assets totaled $1.6 million as of January 31, 2021, and were recorded within other current assets on the consolidated balance sheets.
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
Commissions earned on the initial acquisition of a contract are amortized over a period of benefit of five years on a straight-line basis. The period of benefit is estimated by considering factors such as the expected life of the Company’s subscription contracts, historical customer attrition rates, technological life of the Company’s platform, the impact of competition in its industry, as well as other factors. Commissions for renewals are considered not commensurate with the commission paid for the acquisition of the initial contract and are therefore amortized over the contractual term of the contract, consistent with the pattern of revenue recognition for each performance obligation. The Company capitalized $25.0 million and $25.8 million in sales commissions for the years ended January 31, 2022 and 2021, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations and were $15.8 million, $11.5 million, and $8.8 million for the years ended January 31, 2022, 2021, and 2020, respectively. There was no impairment loss in relation to deferred sales commissions for the years ended January 31, 2022, 2021, or 2020. Sales commissions that will be amortized within the next twelve months are included in deferred sales commissions, current, on the consolidated balance sheets. Any sales commissions that will be amortized in any period subsequent to the next twelve months are included in deferred sales commissions, noncurrent, on the consolidated balance sheets.
Concentrations of Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. Although the Company deposits its cash with high-quality credit rated financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Cash equivalents consist of money market funds and highly liquid investments that mature in three months or less at the date of purchase which are invested through financial institutions in the United States. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.
Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries is the respective local currency. All asset and liability accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are included in interest and other income (expense), net in the Company’s consolidated statements of operations. The Company incurred $(0.4) million, $(0.4) million, and $(0.3) million in foreign currency transaction gains (losses) for the years ended January 31, 2022, 2021, and 2020, respectively.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist primarily of cash deposits, money market funds, and highly liquid investments that mature in three months or less at the date of purchase.
Marketable Securities
Marketable securities consist of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. Interest receivable on these securities is presented in other current assets on the consolidated balance sheets. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive (loss) income and are recognized in the Company’s consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in the Company’s consolidated statements of operations.
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
Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at commencement by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current, and operating lease liabilities, noncurrent in the consolidated balance sheets. The Company did not have any financing leases in any of the periods presented.
Operating lease right-of-use assets (“RoU”) and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. The interest rate implicit in its operating leases is not readily determinable, and therefore an incremental borrowing rate (“IBR”) is estimated to determine the present value of future payments. The estimated IBR factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Lease expenses are recognized on a straight-line basis over the lease term.
The Company generally uses the non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.
Leases with a term of 12 months or less are not recognized on the consolidated balance sheets but are recognized as expense on a straight-line basis over the term of the lease.
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
The Company capitalized $0.2 million and $1.5 million of internal-use software costs during the years ended January 31, 2022 and 2021, respectively. Amortization of internal-use software costs included in cost of revenue in the consolidated statements of operations was $0.7 million, $0.7 million, and $0.9 million for the years ended January 31, 2022, 2021, and 2020, respectively. Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the year ended January 31, 2021. As of January 31, 2022 and 2021, the Company included capitalized internal-use software costs of $1.2 million and $1.7 million within property and equipment, net, respectively.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended January 31, 2020, the Company recorded impairment charges of $6.7 million for certain previously capitalized internal-use software. Refer to Note 4 for further information on the impairment charge recorded during the year ended January 31, 2020. There were no impairments to capitalized internal-use software costs during the year ended January 31, 2022 or 2021.

Goodwill and Other Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There was no impairment of goodwill recorded for the years ended January 31, 2022, 2021, or 2020.
Intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization costs are included in cost of revenue within the consolidated statements of operations. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended January 31, 2022, 2021, or 2020.
Business Combinations
The Company accounts for its acquisitions using the acquisition method of accounting. The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, reproduction costs, expected long-term market growth, future expected operating expenses, cost build-up to support obligations, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations. See Note 5 for additional information regarding the Company’s acquisitions.
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
Advertising and Promotion Costs
Costs related to advertising and promotions of the Company’s service offerings are charged to sales and marketing expense as incurred. The Company incurred $6.5 million, $7.2 million, and $9.5 million in advertising and promotion expenses for the years ended January 31, 2022, 2021, and 2020, respectively.
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
The Company recognizes stock-based compensation expense for service-based awards and its ESPP purchase rights on a straight-line basis over the service period, net of actual forfeitures. The Company also has certain options and RSUs that have performance-based vesting conditions; stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time the vesting condition is probable through the time the vesting condition has been achieved.
Prior to the Company’s IPO, the Company recognized stock-based compensation expense for RSUs on an accelerated attribution method as the RSUs were subject to service-based and performance-based vesting conditions, which included a liquidity event condition, and in certain cases, the achievement of certain other performance metrics. None of the RSUs would vest unless the liquidity event condition was satisfied. Upon the completion of the IPO, the liquidity event condition was considered probable and the Company recognized cumulative stock-based compensation expense using the accelerated attribution method related to RSUs that had vested as of the IPO. The remaining unrecognized stock-based compensation expense related to the RSUs will be recognized over the remaining requisite service period. All RSUs granted after the IPO, under the 2020 Equity Incentive Plan (the “2020 Plan”) will not be subject to a liquidity event condition and will generally be recognized on a straight-line basis over the service period.
Income Taxes
The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or income tax returns.
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision (benefit) for income taxes.
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
Other Comprehensive Loss (Income)
Other comprehensive (loss) income includes amounts recorded in equity that are not the result of transactions with stockholders. The changes in other comprehensive (loss) income are a result of translation gains and losses for the Company’s foreign subsidiaries assets, liabilities, revenue, and expenses and unrealized gains (losses) on available-for-sale marketable securities. The Company recorded other comprehensive (loss) income of $(4.3) million, $0.2 million, and $(0.1) million for the years ended January 31, 2022, 2021, and 2020, respectively.
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
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company received cash payments of $1.5 million from a related party for the year ended January 31, 2021. Related party transactions were not material for the years ended January 31, 2022 or 2020.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its consolidated financial statements. The sections below describe impacts from newly adopted pronouncements.
In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which amended the effective date of the new guidance. The Company adopted this guidance using a modified retrospective approach as of February 1, 2021. The Company has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption. The Company made a policy election not to separate non-lease components from lease components, therefore, it accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition exemption for all leases that qualify.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The adoption of the standard will impact future business combinations. The new guidance will be effective for annual reporting periods beginning after December 15, 2022. The Company plans to early adopt this standard as of February 1, 2022.
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
The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,742	$—	$—	$70,742
Marketable securities:
U.S. Treasury securities	—	67,476	—	67,476
Corporate debt securities	—	167,160	—	167,160
Commercial paper	—	19,033	—	19,033
Foreign government obligations	—	7,607	—	7,607
Supranational securities	—	12,922	—	12,922
Certificates of deposit	—	2,313	—	2,313
Total financial assets	$70,742	$276,511	$—	$347,253

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$396,900	$—	$—	$396,900
The Company had $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of January 31, 2022 and 2021, respectively.
In connection with the Loan and Security agreement, discussed in Note 7, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other income (expense), net in the Company’s consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s consolidated balance sheet. During the year ended January 31, 2022, 21,746 warrants were exercised. There were no transfers between Levels of the fair value hierarchy during the years ended January 31, 2022 and 2021, respectively.

The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of January 31, 2022 (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$67,770	$—	$(294)	$67,476
Corporate debt securities	167,693	3	(536)	167,160
Commercial paper	19,052	—	(19)	19,033
Foreign government obligations	7,640	—	(33)	7,607
Supranational securities	12,923	—	(1)	12,922
Certificates of deposit	2,319	—	(6)	2,313
Total marketable securities	$277,397	$3	$(889)	$276,511
The Company had no marketable securities as of January 31, 2021.
The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, and any adverse conditions specifically related to an issuer of a security or its industry. No impairment loss has been recorded on the securities included in the table above, as the Company believes that the decrease in fair value of these securities is temporary.
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

January 31, 2022
Due in one year or less	$210,645
Due after one year and within five years	65,866
Total marketable securities	$276,511
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Computer and hardware equipment	$3,406	$2,206
Furniture and fixtures	2,016	1,773
Leasehold improvements	3,004	2,416
Capitalized internal-use software	3,633	3,386
Building	311	—
Land	87	—
Gross property and equipment(a)	12,457	9,781
Accumulated depreciation and amortization	(7,497)	(5,625)
Property and equipment, net	$4,960	$4,156
______________
(a)Gross property and equipment includes construction-in-progress of $0.1 million and $0.6 million that had not yet been placed in service as of January 31, 2022 and January 31, 2021, respectively. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense of property and equipment was $2.0 million, $1.5 million, and $1.7 million for the years ended January 31, 2022, 2021, and 2020, respectively.

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	January 31, 2022	January 31, 2021
United States	$4,133	$3,381
International	827	775
Total long-lived assets	$4,960	$4,156
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
Fully amortized capitalized internal-use software was written off in the amount of $8.0 million during the year ended January 31, 2021.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Accrued compensation	$10,771	$12,627
Accrued sales commissions	5,624	3,823
Accrued taxes	2,022	1,382
Accrued professional services	851	256
Accrued other expenses	6,157	5,228
Accrued expenses and other current liabilities	$25,425	$23,316
5. Acquisitions, Intangible Assets, and Goodwill
Fiscal 2022 Acquisitions
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
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation expense. These shares are subject to risk of forfeiture which lapse in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.7 million during the year ended January 31, 2022. As of January 31, 2022, the remaining unrecognized stock-based compensation expense was $0.9 million, and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was held back by the Company as partial security for certain indemnification obligations. The consideration held back will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
Certain stock options held by Sensu employees were assumed by the Company with a total fair value of $0.6 million and will be recognized as stock-based compensation expense over the remaining service period. See Note 10 for more details on the Sensu options assumed.

The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of January 31, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date (in thousands):

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
The results of operations of Sensu from the date of acquisition have been included in the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of Sensu are not material to the Company’s consolidated financial statements in any period presented.
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
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapse in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.9 million during the year ended January 31, 2022. As of January 31, 2022, the remaining unrecognized stock-based compensation expense was $1.8 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations. The escrow fund will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of January 31, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
The following table presents the preliminary purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date (in thousands):

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
The results of operations of DFLabs from the date of acquisition have been included in the Company’s consolidated financial statements. Pro forma revenue and results of operations have not been presented because the historical results of DFLabs are not material to the Company’s consolidated financial statements in any period presented.
Acquisition-Related Expenses
The Company incurred acquisition-related expenses primarily for professional services of $3.8 million during the year ended January 31, 2022, which were recorded as general and administrative expenses in the consolidated statement of operations.
Fiscal 2020 Acquisition
Jask Labs Inc.
On October 20, 2019, the Company executed a merger agreement to acquire the assets and liabilities of Jask Labs, a privately-held software company that offers a cloud-native autonomous security operations center solution. The acquisition closed on October 25, 2019. The Company acquired Jask Labs primarily for its team and their platform, which includes their security analytics solution to deliver an integrated, cloud-native intelligence solution. The aggregate purchase consideration was $55.1 million, of which

$11.2 million was paid in cash, $43.3 million was comprised of 3,573,659 shares of common stock, and $0.6 million was comprised of assumed options to purchase 265,075 shares of common stock. The value of consideration assigned to the common stock paid was based on the fair value of the Company’s common stock on the date of acquisition. Of the consideration transferred, $0.9 million in cash and 543,095 shares of common stock for $6.6 million was placed in an indemnity escrow fund to be held for 15 months after the acquisition date for general representations and warranties.
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
Certain stock options held by Jask Labs employees were assumed by the Company with a total fair value of $1.7 million, of which $0.6 million was attributed to pre-combination services and was included in consideration transferred and $1.1 million was allocated to post-combination services and will be recognized as stock-based compensation over the remaining service period. See Note 10 for more details on the Jask Labs options assumed.
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
In connection with the acquisition, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. During the years ended January 31, 2022, 2021, and 2020, the Company recorded $0.6 million, $0.8 million, and $0.2 million, respectively, in stock-based compensation expense related to the vesting of the restricted common stock. As of January 31, 2022, the awards were fully vested.
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

Year Ended January 31, 2020
Year Ended
Revenues	$157,428
Net loss	$(114,951)
Pro forma revenues and net loss reflect nonrecurring adjustments for acquisition-related expenses of $3.4 million, a tax benefit of $0.3 million for the release of the valuation allowance, and accelerated stock-based compensation of $0.1 million that resulted from the acquisition.
Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,650	$(20,046)	$23,604	2.1
Customer relationships	3,000	(383)	2,617	4.4
Total	$46,650	$(20,429)	$26,221

	January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$20,093	$(9,437)	$10,656	1.8
The Company recorded $12.1 million, $6.8 million, and $2.6 million of amortization expense during the years ended January 31, 2022, 2021, and 2020, respectively. There was no impairment of intangible assets recorded for the years ended January 31, 2022, 2021, and 2020, respectively. Fully amortized intangible assets were written off in the amount of $1.0 million during the year ended January 31, 2022.

As of January 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2023	$13,298
2024	8,789
2025	3,317
2026	600
2027	217
Total amortization expense	$26,221
As of January 31, 2021, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2022	6,146
2023	4,510
Total amortization expense	$10,656
Goodwill
Changes in the carrying amount of goodwill for the year ended January 31, 2022 was as follows (in thousands):

Amounts
Balance as of January 31, 2021	$50,672
Acquisitions	46,512
Foreign currency translation	(2,217)
Balance as of January 31, 2022	$94,967
There was no impairment of goodwill recorded for the years ended January 31, 2022, 2021, or 2020.
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
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of January 31, 2022.
The following table presents the components of operating lease expense (in thousands):

Year Ended January 31, 2022
Operating lease expense	$4,467
Variable lease expense	496
Short-term lease expense	81
Sublease income	(217)
As of January 31, 2022, the weighted average remaining lease term was 1.7 and the weighted average discount rate used to determine the net present value of the lease liability was 3.1%.

Rent expense under the previous lease accounting standard (ASC 840) was $3.3 million and $2.3 million for the years ended January 31, 2021 and 2020, respectively.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

Year Ended January 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$4,785
As of January 31, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Amount
2023	$4,768
2024	1,989
2025	348
2026	54
Total lease payments	$7,159
Less: imputed interest	(194)
Present value of lease liabilities	$6,965
7. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable.
During the year ended January 31, 2021, the Company borrowed $24.3 million under its revolving line of credit facility with Silicon Valley Bank and repaid the outstanding balance under this facility during the third quarter of its fiscal 2021. The Company did not have any debt outstanding under this facility as of January 31, 2022 and 2021, respectively. The Company was in compliance with the financial covenants associated with the amended Agreement as of January 31, 2022.
8. Commitments and Contingencies
Non-Cancellable Purchase Commitments
As of January 31, 2022, the Company had future minimum commitments for hosting and other non-cancelable obligations as follows (in thousands):

Minimum Annual Commitments
Fiscal 2023	$51,611
Fiscal 2024	71,370
Fiscal 2025	1,370
Total future minimum commitments	$124,351

Other Obligations
Indemnifications
In the ordinary course of business, the Company includes standard indemnification provisions in most of its SaaS revenue arrangements with its customers. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against certain parties. These provisions may limit the time within which an indemnification claim can be made but are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. It is not possible to estimate the maximum potential amount under these indemnification agreements due to limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement, and the Company does not believe a loss contingency is probable. The Company has not incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties. Accordingly, the Company has no liabilities recorded for potential claims under these agreements as of January 31, 2022 or 2021.
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been recorded associated with these indemnification provisions as of January 31, 2022 or 2021.
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
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in the Company paying $4.5 million to resolve the class-wide claims during the year ended January 31, 2022. As of January 31, 2021, the Company had recorded $4.5 million related to these claims within accrued expenses and other current liabilities on the consolidated balance sheet.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of January 31, 2022.
9. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$197,834	$171,142	$130,713
International	44,291	31,495	24,343
Total revenue	$242,125	$202,637	$155,056
No individual foreign country contributed 10% or more of revenue for the years ended January 31, 2022, 2021, or 2020.
No customer individually accounted for 10% or more of the Company’s revenues for the years ended January 31, 2022, 2021, and 2020.

Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $104.7 million and $85.9 million during the years ended January 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of January 31, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $328.3 million and the Company expects to recognize approximately 89% as revenue for these remaining performance obligations over the next twenty-four months, with the remaining balance recognized thereafter.
10. Stockholders’ Equity (Deficit) and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of January 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1.0 billion shares of common stock at a par value of $0.0001 as of January 31, 2022 and 2021, respectively. As of January 31, 2022 and January 31, 2021, approximately 113.8 million and 102.5 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2022 and 2021, no dividends had been declared.
The Company has reserved shares of its common stock as follows (in thousands):

	January 31, 2022	January 31, 2021
Warrants	11	32
Stock options outstanding	15,928	24,768
RSUs outstanding	9,502	3,757
Future issuance under equity incentive plans	12,131	12,978
Future issuance in connection with assumed options for acquisitions	94	140
Shares available subject to the 2020 ESPP Plan	2,484	2,000
Total reserved shares	40,150	43,675
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
The Company has issued stock options and RSUs to employees, directors, consultants, and advisors pursuant to both the 2010 Plan and 2020 Plan.
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

As of January 31, 2022, there were 12.1 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
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
The fair value of each stock option was estimated on the date of grant using the following assumptions during the period:

Year Ended January 31,
	2021	2020
Expected term (in years)	5.7 - 6.1	5.0 - 7.3
Risk-free interest rate	0.4% - 0.9%	1.6% - 2.5%
Expected volatility	52.5% - 55.2%	49.7% - 52.5%
Expected dividend yield	—	—
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life, or 10 years.
The following table is a summary of option activity during the year ended January 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2021	24,768	$4.16	6.7	$749,111
Options granted	—	$—
Options exercised	(7,060)	$3.13
Options cancelled	(1,780)	$7.93
Balance at January 31, 2022	15,928	$4.20	5.9	$123,382
Options exercisable at January 31, 2022	13,498	$3.57	5.6	$112,632
No stock options were granted during the year ended January 31, 2022. Stock options granted during the years ended January 31, 2021 and 2020 had a weighted-average grant-date fair value of $6.31 and $5.51 per share, respectively. The aggregate intrinsic value of options exercised during the years ended January 31, 2022, 2021, and 2020 was $112.0 million, $31.1 million, and $12.0 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of January 31, 2022 and 2021, there was $12.4 million and $35.6 million, respectively, of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.5 years and 2.4 years, respectively.
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

As of January 31, 2022 and 2021, the Company had a liability of less than $0.1 million and $0.2 million, respectively, for 10,750 and 75,250 shares of common stock that were unvested and early exercised by employees as of January 31, 2022 and 2021, respectively.
Restricted Stock Units
The following table is a summary of RSU activity for the year ended January 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2021	3,757	$15.07
Granted(a)(b)	9,165	$18.02
Released	(2,008)	$15.60
Forfeited	(1,412)	$19.14
Balance at January 31, 2022	9,502	$17.20
RSUs expected to vest at January 31, 2022	9,502	$17.20
______________
(a)During the year ended January 31, 2022, of the 9.2 million RSUs granted, 0.1 million awards were subject to both service-based and performance-based vesting conditions.
(b)In connection with the acquisitions, the Company agreed to grant 0.4 million RSUs to employees of the acquired companies.
As of January 31, 2022 and 2021, there was $141.1 million and $35.8 million, respectively, of total unrecognized compensation expense related to unvested RSUs, of which $1.9 million and $0.3 million, respectively, is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 3.4 years and 2.5 years, respectively.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 29,771 remained outstanding as of January 31, 2022. As of January 31, 2022, 11,166 options were vested and exercisable with a weighted-average exercise price of $4.79, and the total unrecognized compensation expense related to these awards was $0.3 million. During the year ended January 31, 2022 3,496 options were exercised.
Jask Labs’ Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 64,622 and 140,348 remained outstanding as of January 31, 2022 and 2021, respectively. As of January 31, 2022 and 2021, 52,193 and 106,510 options were vested and exercisable with a weighted-average exercise price of $9.73 and $9.93, and the total unrecognized compensation expense related to these awards was $0.1 million and $0.2 million, respectively. During the year ended January 31, 2022 24,594 options were exercised.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 ESPP, which became effective on September 17, 2020. The ESPP was amended in September 2021. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the

Company’s common stock on the purchase date, as defined in the ESPP. Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering (“ESPP reset”), resulting in a modification charge to be recognized over the new offering period.
The Company recognized stock-based compensation expense related to the ESPP of $5.0 million and $1.3 million during the year ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and 2021, $1.3 million and $2.5 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of January 31, 2022 and 2021, there was $8.0 million and $7.1 million, respectively, of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 1.1 years.
During the year ended January 31, 2022, 540,993 shares of common stock were issued under the ESPP.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the ESPP purchase rights:

Year Ended January 31,
	2022	2021
Expected term (in years)	0.5 - 2.0	0.7 - 2.2
Risk-free interest rate	0.05% - 0.69%	0.11% - 0.14%
Expected volatility	46.0% - 59.4%	55.4% - 65.5%
Expected dividend yield	—	—
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of revenue	$816	$510	$179
Research and development(a)	23,781	13,728	5,940
Sales and marketing	15,941	11,532	5,791
General and administrative(b)	13,608	15,181	10,124
Total stock-based compensation expense	$54,146	$40,951	$22,034
________________
(a)During the years ended January 31, 2022, 2021, and 2020, the Company capitalized stock-based compensation of $0.1 million, $0.3 million, and $0.5 million, respectively, related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
(b)During the year ended January 31, 2020, the Company’s board of directors approved modifications to immediately vest 172,708 options that had been granted previously, resulting in additional stock-based compensation expense of $1.6 million, which was recorded to general and administrative expenses during the year ended January 31, 2020.
During the years ended January 31, 2022, 2021, and 2020, the Company granted 105,419, 220,000, and 280,316 awards, respectively, to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions. No stock-based compensation expense has been recognized on the awards that were granted in fiscal 2022 and 2020 as the performance-based vesting conditions were not met. Of the awards granted in fiscal 2021, $0.3 million and $2.4 million of stock-based compensation expense was recognized during the years ended January 31, 2022 and 2021, respectively as the performance-based vesting conditions were met.
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
Common Stock Transfers
During the years ended January 31, 2021 and 2020 certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded $0.3 million and $1.4 million as stock-based compensation for the years ended January 31, 2021 and 2020 in general and administrative expenses in the consolidated statements of operations, respectively. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
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
11. 401(k) Plan
In November 2011, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions as of January 31, 2022 or 2021.
12. Income Taxes
The Company’s loss before income taxes consisted of the following (in thousands):

	Year Ended January 31
	2022	2021	2020
United States	$(130,257)	$(82,850)	$(95,884)
International	8,818	4,069	4,648
Total	$(121,439)	$(78,781)	$(91,236)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	(4)	201	(5)
Foreign	1,573	1,081	571
Total current tax expense (benefit)	$1,569	$1,282	$566

Deferred:
Federal	$(540)	$—	$(291)
State	(116)	—	—
Foreign	1,013	234	626
Total deferred tax expense (benefit)	$357	$234	$335
Total tax expense (benefit)	$1,926	$1,516	$901

A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% for each of the years ended January 31, 2022, 2021, and 2020, to the Company’s loss before provision (benefit) for income taxes, is as follows:

	Year Ended January 31
	2022	2021	2020
Federal tax statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax effect	4.3	2.1	3.2
Change in valuation allowance	(32.1)	(22.9)	(26.7)
Nondeductible expenses	3.0	(5.0)	(2.3)
Effect of foreign operations	(0.6)	(0.6)	(0.2)
Tax credits	2.7	4.5	6.5
Other	0.1	(1.0)	(2.5)
Total	(1.6)%	(1.9)%	(1.0)%
The Company’s significant components of its deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$3,158	$3,455
Deferred revenue	1,073	746
Net operating loss carryforwards	126,332	89,595
Tax credit carryforwards	17,754	14,135
Stock-based compensation	6,010	5,465
Lease liabilities	1,575	—
Gross deferred tax assets	$155,902	$113,396
Less: valuation allowance	(150,963)	(110,223)
Total deferred tax assets	$4,939	$3,173

Deferred tax liabilities:
Property and equipment	$(5,769)	$(2,329)
Deferred sales commissions	(2,436)	(2,151)
Right-of-use assets	(1,449)	—
Total deferred tax liabilities	$(9,654)	$(4,480)
Net deferred tax liabilities	$(4,715)	$(1,307)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. A valuation allowance of $151.0 million, $110.2 million, and $92.2 million has been established by the Company as of January 31, 2022, 2021, and 2020, respectively. The gross change in the valuation allowance during the years ended January 31, 2022, 2021, and 2020 was an increase of $40.7 million, $18.0 million, and $32.9 million, respectively, primarily due to current year losses.
As of January 31, 2022, the Company had net operating loss (“NOL”) carryforwards of $506.1 million for U.S. federal and $325.5 million for U.S. state income tax purposes available to offset future taxable income. The net operating losses generated during the year ended January 31, 2022 can be carried forward indefinitely for federal purposes. The federal net operating losses generated before the year ended January 31, 2019 carry forward for a 20-year period and if unutilized will begin to expire in 2030. The California net operating loss carryforwards begin to expire in 2030. The Company also had research tax credit carryforwards of $14.5 million for U.S. federal and $9.7 million for U.S. state income tax return purposes. The federal research tax credits expire beginning in 2030, and the U.S. state tax credits can be carried forward indefinitely.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and income tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company may have had an ownership shift as a result of its IPO in September 2020 that would result in Section 382 limitations through January 31, 2022. However, the Company does not expect any resulting limitations on its ability to utilize its net operating loss or research tax carryovers.
The Company files income tax returns in the United States federal jurisdiction, several U.S. state jurisdictions, and various foreign jurisdictions. For jurisdictions in which tax filings are made, the Company is generally subject to income tax examination for all fiscal years since inception. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to adjustment for U.S. federal and California tax returns. There are tax years which remain subject to examination in other U.S. state jurisdictions that are not material to the Company’s consolidated financial statements. In the Company’s major foreign jurisdictions – India, Italy and Poland – the tax years subsequent to 2017 remain open to examination for India, the tax years subsequent to 2015 remain open to examination for Italy and the tax years subsequent to 2015 remain open to examination for Poland.
The following shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2022	2021	2020
Unrecognized tax benefits, beginning of year	$4,213	$3,252	$2,119
Increase related to prior year tax positions	—	66	382
Decreases related to prior year tax positions	—	—	(65)
Increases related to current year tax positions	1,397	895	816
Unrecognized tax benefits, end of year	$5,610	$4,213	$3,252
As of January 31, 2022, the Company had $5.6 million of unrecognized tax benefits. As of January 31, 2022, $0.5 million of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. Due to the Company’s full valuation allowance against all U.S. federal and state net deferred tax assets, the Company’s remaining unrecognized tax benefits, if recognized, would not affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during the years ended January 31, 2022, 2021, and 2020.
The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision (benefit) for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision (benefit) for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company does not believe that it is reasonably possible that its unrecognized tax benefits could change within the next 12 months.
The Company's accumulated undistributed foreign earnings as of January 31, 2022 have been subject to either the deemed one-time mandatory repatriation under the Tax Act or the current year income inclusion under GILTI regime for U.S. tax purposes. If the Company were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, the Company would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. The Company has not accrued for these potential U.S. state income tax and foreign withholding taxes because the Company intends to permanently reinvest its foreign earnings in its international operations.
13. Net Loss per Share
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2022	2021	2020
Net loss	$(123,365)	$(80,297)	$(92,137)
Weighted-average shares outstanding, basic and diluted	108,695	48,805	14,907
Net loss per share, basic and diluted	$(1.13)	$(1.65)	$(6.18)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended January 31,
	2022	2021	2020
Stock options	15,928	24,768	27,841
RSUs	9,502	3,757	—
ESPP	130	133	—
Warrants	11	32	32
Shares subject to repurchase	226	140	270
Assumed options for acquisitions	94	140	234
Issuable shares for acquisitions	194	—	799
Redeemable convertible preferred stock	—	—	63,762
Total anti-dilutive securities	26,085	28,970	92,938
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2022, our disclosure controls and procedures were effective at the reasonableness assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2022 in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”).
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
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1	333-248251	3.2	August 24, 2020
3.2	Bylaws of the registrant, as amended.	S-1	333-248251	3.4	August 24, 2020
4.1	Form of common stock certificate of the registrant.	S-1	333-248251	4.1	August 24, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 1, 2019.	S-1	333-248251	4.2	August 24, 2020
4.3	Warrant to Purchase Stock between the registrant and Silicon Valley Bank, dated as of July 30, 2019.	S-1/A	333-248251	4.5	August 31, 2020
4.4	Description of registrant’s securities.	10-K	001-39502	4.6	March 12, 2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248251	10.1	August 24, 2020
10.2+	Sumo Logic, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1	333-248251	10.2	August 24, 2020
10.3+	Sumo Logic, Inc. 2020 Employee Stock Purchase Plan, as amended, and related form agreements.	10-Q	001-39502	10.1	December 8, 2021
10.4+	Sumo Logic, Inc. 2010 Stock Plan and related form agreements.	S-1	333-248251	10.4	August 24, 2020
10.5+	Sumo Logic, Inc. Executive Incentive Compensation Plan.	S-1	333-248251	10.5	August 24, 2020
10.6+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers.	S-1	333-248251	10.6	August 24, 2020
10.7+	Confirmatory Employment Letter between the registrant and Ramin Sayar, dated as of July 9, 2020.	S-1	333-248251	10.7	August 24, 2020
10.8+	Confirmatory Employment Letter between the registrant and Sydney Carey, dated as of August 6, 2020.	S-1	333-248251	10.8	August 24, 2020
10.9+	Confirmatory Employment Letter between the registrant and Katherine Haar, dated as of July 10, 2020.	S-1	333-248251	10.10	August 24, 2020
10.10+	Confirmatory Employment Letter between the registrant and Suku Krishnaraj Chettiar, dated as of July 10, 2020.	S-1	333-248251	10.11	August 24, 2020
10.11	Advisor Agreement between the registrant and Sydney Carey, dated as of August 3, 2021.	8-K	001-39502	10.1	August 2, 2021
10.12+	Employment Letter between the registrant and Lynne Doherty, dated as of September 9, 2021.	8-K	001-39502	10.1	November 1, 2021
10.13+	Employment Letter between the registrant and Stewart Grierson, dated November 6, 2021.	8-K	001-39502	10.1	December 6, 2021
10.14+	Sumo Logic, Inc. Outside Director Compensation Policy.	S-1	333-248251	10.12	August 24, 2020
10.15	Building Lease Agreement between the registrant and Landlord Brugger Corp., dated as of January 22, 2013, as amended July 10, 2017.	S-1	333-248251	10.13	August 24, 2020
10.16	Amended and Restated Loan and Security Agreement between the registrant and Silicon Valley Bank, dated as of February 8, 2021.	8-K	001-39502	10.1	February 12, 2021
21.1	List of subsidiaries of the registrant.	S-1	333-248251	21.1	August 24, 2020
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

SUMO LOGIC, INC.

Date: March 14, 2022	By:	/s/ Ramin Sayar
Ramin Sayar President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ramin Sayar, Stewart Grierson, and Katherine Haar, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramin Sayar	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 14, 2022
Ramin Sayar

/s/ Stewart Grierson	Chief Financial Officer (Principal Financial Officer)	March 14, 2022
Stewart Grierson

/s/ Jennifer McCord	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2022
Jennifer McCord

/s/ Joseph Ansanelli	Director	March 14, 2022
Joseph Ansanelli

/s/ Christian Beedgen	Director	March 14, 2022
Christian Beedgen

/s/ Sandra E. Bergeron	Director	March 14, 2022
Sandra E. Bergeron

/s/ Margaret Francis	Director	March 14, 2022
Margaret Francis

/s/ Randy S. Gottfried	Director	March 14, 2022
Randy S. Gottfried

/s/ William D. (BJ) Jenkins, Jr.	Director	March 14, 2022
William D. (BJ) Jenkins, Jr.

/s/ Tracey Newell	Director	March 14, 2022
Tracey Newell

/s/ Charles J. Robel	Director	March 14, 2022
Charles J. Robel