Form 10-Q
period 2022-04-30
Sumo Logic, Inc.
filed 2022-05-27
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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

As of May 23, 2022, the number of outstanding shares of the registrant's common stock was 115,732,441 shares of common stock.

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
•the impact of the COVID-19 pandemic, including the emergence of new variants of the virus, and any associated economic downturn on our business and results of operations;
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
Risk Factors Summary
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•Our business and results of operations are subject to the effects of a rising rate of inflation;
•Our business could be adversely affected by unexpected events such as pandemics, natural disasters, political crises, or social instability;
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
•We rely on Amazon Web Services (“AWS”) to deliver our platform to our customers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition, and results of operations;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79,737	$79,986
Marketable securities, current	228,406	210,645
Accounts receivable, net	48,690	49,451
Prepaid expenses	9,823	9,792
Deferred sales commissions, current	17,524	17,110
Other current assets	2,837	2,865
Total current assets	387,017	369,849
Marketable securities, noncurrent	50,777	65,866
Property and equipment, net	4,944	4,960
Operating lease right-of-use assets	5,041	6,110
Goodwill	93,603	94,967
Acquired intangible assets, net	21,881	26,221
Deferred sales commissions, noncurrent	31,579	32,689
Other assets	1,106	1,469
Total assets	$595,948	$602,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,920	$7,755
Accrued expenses and other current liabilities	24,966	25,425
Operating lease liabilities, current	4,614	4,619
Deferred revenue, current	142,583	131,329
Total current liabilities	182,083	169,128
Operating lease liabilities, noncurrent	1,157	2,346
Deferred revenue, noncurrent	6,141	5,944
Other liabilities	5,570	5,744
Total liabilities	194,951	183,162
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	12	11
Additional paid-in-capital	964,761	944,447
Accumulated other comprehensive loss	(7,870)	(4,333)
Accumulated deficit	(555,906)	(521,156)
Total stockholders’ equity	400,997	418,969
Total liabilities and stockholders’ equity	$595,948	$602,131
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue	$67,855	$54,219
Cost of revenue	24,145	15,395
Gross profit	43,710	38,824
Operating expenses:
Research and development	26,253	20,443
Sales and marketing	35,290	30,278
General and administrative	16,996	14,573
Total operating expenses	78,539	65,294
Loss from operations	(34,829)	(26,470)
Interest and other income (expense), net	631	(16)
Interest expense	(29)	(86)
Loss before provision for income taxes	(34,227)	(26,572)
Provision for income taxes	523	342
Net loss	$(34,750)	$(26,914)

Net loss per share, basic and diluted	$(0.30)	$(0.26)

Weighted-average shares used to compute net loss per share, basic and diluted	114,324	104,033
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(34,750)	$(26,914)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,322)	3
Unrealized loss on available-for-sale marketable securities	(1,215)	(48)
Total comprehensive loss	$(38,287)	$(26,959)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	113,813	$11	$944,447	$(4,333)	$(521,156)	$418,969
Issuance of common stock upon exercise of stock options	1,341	1	6,953	—	—	6,954
Vesting of restricted stock units	492	—	—	—	—	—
Vesting of early exercised stock options	—	—	33	—	—	33
Stock-based compensation	—	—	13,328	—	—	13,328
Other comprehensive loss	—	—	—	(3,537)	—	(3,537)
Net loss	—	—	—	—	(34,750)	(34,750)
Balance at April 30, 2022	115,646	$12	$964,761	$(7,870)	$(555,906)	$400,997

Balance at January 31, 2021	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	2,848	1	8,018	—	—	8,019
Exercise of common stock warrants	18	—	—	—	—	—
Vesting of restricted stock units	842	—	—	—	—	—
Vesting of early exercised stock options	—	—	49	—	—	49
Stock-based compensation	—	—	12,133	—	—	12,133
Other comprehensive loss	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(26,914)	(26,914)
Balance at April 30, 2021	106,192	$11	$849,438	$(90)	$(424,705)	$424,654
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(34,750)	$(26,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,283	2,044
Amortization of deferred sales commissions	4,631	3,401
Amortization (accretion) of marketable securities purchased at a premium (discount)	790	566
Stock-based compensation, net of amounts capitalized	13,277	12,133
Non-cash operating lease cost	1,055	1,062
Other	(162)	23
Changes in operating assets and liabilities
Accounts receivable	757	837
Prepaid expenses	(37)	592
Other assets	180	1,144
Deferred sales commissions	(3,934)	(5,658)
Accounts payable	2,181	1,383
Accrued expenses and other current liabilities	(164)	(1,295)
Deferred revenue	11,451	9,177
Operating lease liabilities	(1,156)	(1,134)
Other liabilities	166	(80)
Net cash used in operating activities	(1,432)	(2,719)
Cash flows from investing activities
Purchases of marketable securities	(51,683)	(267,548)
Maturities of marketable securities	41,022	1,558
Sales of marketable securities	5,920	—
Purchases of property and equipment	(371)	(247)
Capitalized internal-use software costs	(187)	—
Net cash used in investing activities	(5,299)	(266,237)
Cash flows from financing activities
Payments of deferred offering costs	—	(93)
Proceeds from exercise of common stock options	6,954	8,019
Net cash provided by financing activities	6,954	7,926
Effect of exchange rate changes on cash and cash equivalents	(472)	(9)
Change in cash and cash equivalents and restricted cash	(249)	(261,039)
Cash and cash equivalents and restricted cash:
Beginning of period	80,286	404,440
End of period	$80,037	$143,401
Supplemental disclosures of cash flow information
Cash paid for income taxes	$728	$272
Cash paid for interest	21	21
Supplemental non-cash investing and financing information
Vesting of early exercised options	31	49
Unpaid cash consideration for acquisitions	456	—
Stock-based compensation capitalized as internal-use software costs	51	—
Property and equipment accrued but not yet paid	—	575
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$79,737	$143,101
Restricted cash included in other current assets	300	300
Total cash, cash equivalents, and restricted cash	$80,037	$143,401
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
Basis of Presentation and Principles of Consolidation
The Company’s condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by GAAP for complete consolidated financial statements.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, as filed with the SEC on March 14, 2022.
The Company’s condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
Fiscal Year
The Company’s fiscal year ends on January 31. Unless otherwise stated, references to year in these condensed consolidated financial statements relate to the above described fiscal year rather than calendar year.
2. Summary of Significant Accounting Policies
Use of Estimates and Judgments
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements and may involve subjective or significant judgment by the Company; therefore, actual results could differ from the Company’s estimates. The Company’s accounting policies that involve judgment include revenue recognition, period of benefit for deferred sales commissions, useful lives of acquired intangible assets and property and equipment, stock-based compensation expense including the assumptions used for estimating the fair value of common stock (prior to the closing of the Company’s initial public offering (“IPO”)), capitalization of internal-use software costs, fair value of assets acquired and liabilities assumed from business combinations, incremental borrowing rate for operating leases, estimate of credit losses for accounts receivable and marketable securities, and valuation allowances associated with income taxes.

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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022, that have had a material impact on its condensed consolidated financial statements and related notes.
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Related party transactions were not material as of April 30, 2022 or January 31, 2022, or for the three months ended April 30, 2022 or 2021.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its condensed consolidated financial statements. The section below describes the impact from newly adopted pronouncements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The adoption of the standard will impact future business combinations. The Company has elected to early adopt this guidance as of February 1, 2022. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the three months ended April 30, 2022 as no business combination activities occurred during this period.
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
The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,842	$—	$—	$69,842
Corporate debt securities	—	427	—	427
Marketable securities:
U.S. Treasury securities	—	66,498	—	66,498
Corporate debt securities	—	168,886	—	168,886
Commercial paper	—	24,906	—	24,906
Foreign government obligations	—	7,534	—	7,534
Supranational securities	—	8,915	—	8,915
Certificates of deposit	—	2,444	—	2,444
Total financial assets	$69,842	$279,610	$—	$349,452

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,742	$—	$—	$70,742
Marketable securities:
U.S. Treasury securities	—	67,476	—	67,476
Corporate debt securities	—	167,160	—	167,160
Commercial paper	—	19,033	—	19,033
Foreign government obligations	—	7,607	—	7,607
Supranational securities	—	12,922	—	12,922
Certificates of deposit	—	2,313	—	2,313
Total financial assets	$70,742	$276,511	$—	$347,253
The Company had $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of April 30, 2022 and January 31, 2022, respectively.
In connection with the Loan and Security agreement, discussed in Note 6, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other income (expense), net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional-paid in capital in the Company’s condensed consolidated balance sheet. During the three months ended April 30, 2022, no warrants were exercised. During the three months ended April 30, 2021, 21,746 warrants were exercised. There were no transfers between levels of the fair value hierarchy during the three months ended April 30, 2022 and 2021, respectively.

The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet as of April 30, 2022 and January 31, 2022, respectively (in thousands):

	As of April 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$67,108	$—	$(610)	$66,498
Corporate debt securities	170,192	3	(1,309)	168,886
Commercial paper	25,002	—	(96)	24,906
Foreign government obligations	7,607	—	(73)	7,534
Supranational securities	8,915	—	—	8,915
Certificates of deposit	2,460	—	(16)	2,444
Total marketable securities	$281,284	$3	$(2,104)	$279,183

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$67,770	$—	$(294)	$67,476
Corporate debt securities	167,693	3	(536)	167,160
Commercial paper	19,052	—	(19)	19,033
Foreign government obligations	7,640	—	(33)	7,607
Supranational securities	12,923	—	(1)	12,922
Certificates of deposit	2,319	—	(6)	2,313
Total marketable securities	$277,397	$3	$(889)	$276,511
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
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

April 30, 2022
Due in one year or less	$228,406
Due after one year and within five years	50,777
Total marketable securities	$279,183
4. Acquisitions, Intangible Assets, and Goodwill
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
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation expense. These shares are subject to risk of forfeiture which lapse in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of

$0.3 million during the three months ended April 30, 2022. As of April 30, 2022, the remaining unrecognized stock-based compensation expense was $0.6 million, and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was held back by the Company as partial security for certain indemnification obligations. The consideration held back will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
Certain stock options held by Sensu employees were assumed by the Company with a total fair value of $0.6 million and will be recognized as stock-based compensation expense over the remaining service period. See Note 9 for more details on the Sensu options assumed.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of April 30, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
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
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapse in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million during the three months ended April 30, 2022. As of April 30, 2022, the remaining unrecognized stock-based compensation expense was $1.5 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations. The escrow fund will be released 12 months after the acquisition date, subject to reduction for any indemnification claims.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the issuance date of these condensed consolidated financial statements and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill. As of April 30, 2022, the primary area that remains preliminary relates to the valuation of certain tax-related items.
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
Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	April 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$42,769	$(23,355)	$19,414	1.9
Customer relationships	3,000	(533)	2,467	4.2
Total	$45,769	$(23,888)	$21,881

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,650	$(20,046)	$23,604	2.1
Customer relationships	3,000	(383)	2,617	4.4
Total	$46,650	$(20,429)	$26,221
The Company recorded amortization expense of $3.7 million and $1.5 million during the three months ended April 30, 2022 and 2021, respectively. There was no impairment of intangible assets recorded for the three months ended April 30, 2022 or 2021. There was no fully amortized intangible assets written off during the three months ended April 30, 2022. Fully amortized intangible assets were written off in the amount of $1.0 million during the year ended January 31, 2022.
As of April 30, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2023	$9,344
2024	8,495
2025	3,225
2026	600
2027	217
Total amortization expense	$21,881
As of January 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2023	13,298
2024	8,789
2025	3,317
2026	600
2027	217
Total amortization expense	$26,221

Goodwill
Changes in the carrying amount of goodwill for the three months ended April 30, 2022 was as follows (in thousands):

Amounts
Balance as of January 31, 2022	$94,967
Foreign currency translation	(1,364)
Balance as of April 30, 2022	$93,603
There was no impairment of goodwill recorded for the three months ended April 30, 2022 or 2021.
5. Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2026. The leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include (i) renewal options at the election of the Company to renew or extend the lease for an additional 5 years, and/or (ii) options to terminate the lease early, subject to certain termination penalties and fees. These optional renewal and terminations periods have not been considered in the determination of the right-of-use assets (“RoU”) and lease liabilities associated with these leases, as the Company did not consider it reasonably certain it would exercise the options.
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of April 30, 2022.
The following table presents the components of operating lease expense (in thousands):

	Three Months Ended April 30,
	2022	2021
Operating lease expense	$1,104	$1,144
Variable lease expense	135	149
Short-term lease expense	38	11
Sublease income	65	21
As of April 30, 2022, the weighted average remaining lease term was 1.5 years and the weighted average discount rate used to determine the net present value of the lease liability was 3.1%.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,204	$1,200
As of April 30, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Amount
Remainder of fiscal 2023	$3,543
2024	1,969
2025	346
2026	55
Total lease payments	$5,913
Less: imputed interest	(142)
Present value of lease liabilities	$5,771

6. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable. As of April 30, 2022 and January 31, 2022, the Company did not have any debt balance outstanding. The Company was in compliance with the financial covenants associated with the amended Agreement as of April 30, 2022.
7. Commitments and Contingencies
Non-Cancellable Purchase Commitments
During the three months ended April 30, 2022, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022.
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
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of April 30, 2022 or January 31, 2022.
8. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended April 30,
	2022	2021
United States	$53,750	$45,396
International	14,105	8,823
Total revenue	$67,855	$54,219
No individual foreign country contributed 10% or more of revenue for the three months ended April 30, 2022 and 2021.

No customer individually accounted for 10% or more of the Company’s revenue for the three months ended April 30, 2022 or 2021.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $55.5 million and $42.4 million during the three months ended April 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of April 30, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $349.9 million and the Company expects to recognize approximately 92% as revenue for these remaining performance obligations over the next twenty-four months, with the remaining balance recognized thereafter.
Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company performs ongoing credit evaluations of its customers. The allowance for credit losses was $0.3 million as of April 30, 2022 and January 31, 2022, respectively.
As of April 30, 2022, two customers accounted for 14% and 11% of total accounts receivable, respectively. As of January 31, 2022, no customer accounted for 10% or more of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due. Unbilled receivables totaled $1.5 million and $1.9 million as of April 30, 2022 and January 31, 2022, respectively, and were recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets on the condensed consolidated balance sheet as of April 30, 2022 and January 31, 2022, respectively.
Deferred Sales Commissions
The Company capitalized sales commission of $3.9 million and $5.7 million during the three months ended April 30, 2022 and 2021, respectively. Amortized costs were $4.6 million and $3.4 million for the three months ended April 30, 2022 and 2021, respectively. There was no impairment loss in relation to deferred sales commissions for the three months ended April 30, 2022 or 2021.
9. Stockholders’ Equity and Equity Incentive Plans
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1.0 billion shares of common stock at a par value of $0.0001 as of April 30, 2022 and January 31, 2022. As of April 30, 2022 and January 31, 2022, approximately 115.6 million and 113.8 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of April 30, 2022 and January 31, 2022, no dividends had been declared.
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
As of April 30, 2022, there were 14.2 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
Stock Options
The following table is a summary of option activity during the three months ended April 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2022	15,928	$4.20	5.9	$123,382
Options granted	—	$—
Options exercised	(1,326)	$5.16
Options cancelled	(438)	$7.89
Balance at April 30, 2022	14,164	$4.00	5.5	$79,254
Options exercisable at April 30, 2022	12,541	$3.45	5.3	$74,378
No stock options were granted during the three months ended April 30, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the three months ended April 30, 2022 and 2021 was $8.2 million and $51.4 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of April 30, 2022, there was $8.7 million of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.3 years.
Early Exercise of Employee Options
As of April 30, 2022, early exercised options were fully vested. As of January 31, 2022, the Company had a liability of less than $0.1 million for 10,750 shares of common stock that were unvested and early exercised by employees.

Restricted Stock Units
The following table is a summary of RSU activity for the three months ended April 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2022	9,502	$17.20
Granted(a)	5,173	$10.10
Released	(492)	$17.71
Forfeited	(1,150)	$16.92
Balance at April 30, 2022	13,033	$14.39
RSUs expected to vest at April 30, 2022	13,033	$14.39
______________
(a)During the three months ended April 30, 2022, of the 5.2 million RSUs granted, 0.8 million awards were subject to both service-based and performance-based vesting conditions based on a 100% attainment rate.
As of April 30, 2022, there was $163.5 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $8.2 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 3.0 years.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 21,560 and 29,771 remained outstanding as of April 30, 2022 and January 31, 2022, respectively. As of April 30, 2022, 8,153 options were vested and exercisable with a weighted-average exercise price of $4.76, and the total unrecognized compensation expense related to these awards was $0.2 million. During the three months ended April 30, 2022, 8,211 options were exercised.
Jask Labs’ Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 51,535 and 64,622 remained outstanding as of April 30, 2022 and January 31, 2022, respectively. As of April 30, 2022, 45,176 options were vested and exercisable with a weighted-average exercise price of $9.68, and the total unrecognized compensation expense related to these awards was less than $0.1 million. During the three months ended April 30, 2022, 6,885 options were exercised.
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

The Company recognized stock-based compensation expense related to the ESPP of $0.4 million and $0.8 million during the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and January 31, 2022, $2.8 million and $1.3 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of April 30, 2022, there was $6.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.9 years.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenue	$314	$173
Research and development(a)	6,441	4,547
Sales and marketing	2,841	3,472
General and administrative	3,681	3,941
Total stock-based compensation expense	$13,277	$12,133
________________
(a)During the three months ended April 30, 2022, the Company capitalized stock-based compensation of $0.1 million related to internal-use software development costs. During the three months ended April 30, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded $0.2 million in stock-based compensation expense related to the vesting of the restricted common stock during the three months ended April 30, 2021. The awards were fully vested as of October 31, 2021.
During the three months ended April 30, 2022 and 2021, the Company granted 0.8 million and 0.1 million awards, respectively, to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions. For awards granted during the three months ended April 30, 2022, the total number of shares earned will be based on the Company’s performance against a specific metric for fiscal year 2023, unless such period is otherwise truncated per the terms of the award agreement. The number of shares earned and eligible for service-based vesting can range between 0% to 167% of target for our chief executive officer and between 0% and 125% for our other executives. For awards granted during the three months ended April 30, 2022, stock-based compensation expense of $0.5 million was recognized. No stock-based compensation expense has been recognized on the awards that were granted during the three months ended April 30, 2021 as the performance-based vesting conditions were not met.
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
The Company recorded income tax expense $0.5 million and $0.3 million for the three months ended April 30, 2022 and 2021, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Net loss	$(34,750)	$(26,914)
Weighted-average shares outstanding, basic and diluted	114,324	104,033
Net loss per share, basic and diluted	$(0.30)	$(0.26)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended April 30,
	2022	2021
Stock options	14,164	21,468
RSUs	13,380	5,356
ESPP	345	246
Warrants	11	11
Shares subject to repurchase	215	124
Assumed options for acquisitions	74	127
Issuable shares for acquisitions	194	—
Total anti-dilutive securities	28,383	27,332

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 14, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal year ending January 31, 2023 is referred to herein as fiscal 2023. Our fiscal years ended January 31, 2022 and 2021 are referred to herein as fiscal 2022 and fiscal 2021, respectively.
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
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the three months ended April 30, 2022 and 2021, our revenue was $67.9 million and $54.2 million, respectively, representing a period over period growth rate of 25%. For the three months ended April 30, 2022 and 2021, our annualized recurring revenue (“ARR”) was $273.3 million and $215.6 million, respectively, representing a period over period growth rate of 27%. We generated GAAP operating losses of $34.8 millions and $26.5 million for the three months ended April 30, 2022 and 2021, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement. We generated non-GAAP operating losses of $15.4 million and $10.8 million for the three months ended April 30, 2022 and 2021, respectively. See “Key Factors Affecting Our Performance” for a definition of ARR. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, continue to require many of our employees and contractors to work remotely, and have reduced business travel, all of which represent a significant disruption in how we operate our business. Additionally, in May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Since the fourth quarter of fiscal 2022, the Omicron variant of COVID-19 became the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. However, we believe that the COVID-19 pandemic will continue to accelerate customer transformation into digital businesses, which we anticipate could generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe the continued trend of digital transformation and increase in digital services and cloud applications across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of April 30, 2022, we had over 2,400 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we anticipate that continued economic uncertainty, including as a result of the COVID-19 pandemic and expectations that the macroeconomic environment may become more challenging in the future, may adversely affect our ability to add new customers in the future. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate as of April 30, 2022 and 2021, was 115% and 104%, respectively. Due to the realignment of our sales force, which will likely result in a relatively higher focus on new customer acquisitions, we expect it will take several quarters before we start to see a sustained improvement in our dollar-based net retention rate.
Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 469 as of April 30, 2022 and 376 as of April 30, 2021.
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
Our dollar-based net retention rate is calculated as of a period end by starting with the ARR from all subscription customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same subscription customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of contraction or churn over the trailing 12 months but excludes ARR from new subscription customers in the current period. We then divide the Current Period ARR by the Prior Period ARR to arrive at our dollar-based net retention rate.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 21% and 16% of our revenue outside the United States during the three months ended April 30, 2022 and 2021, respectively. We believe that global demand for observability and security analytics will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, and Europe, with sales offices in Sydney, Australia, Noida, India, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Acquisition of Sensu, Inc.
On June 10, 2021, we completed the acquisition of Sensu, Inc. (“Sensu”), a privately-held software company that is a leader in open source monitoring. The addition of Sensu is expected to accelerate our observability strategy by providing customers with an affordable and scalable end-to-end solution for infrastructure and application monitoring. The aggregate amount recorded as purchase consideration was $32.7 million, of which $8.6 million was paid or to be paid in cash, and $24.1 million was comprised of 1,123,697 shares of common stock. Additionally, 71,644 shares of common stock were issued and will be recorded as stock-based compensation over the requisite service period, and we assumed 33,267 options to purchase shares of common stock granted under Sensu’s equity plan. See Note 4 to our condensed consolidated financial statements.
Acquisition of DF Labs S.p.A.
On May 24, 2021, we completed the acquisition of DF Labs S.p.A. (“DFLabs”), a privately-held Italian corporation and a leader in security orchestration, automation and response (“SOAR”) technology. The combination of our Cloud SIEM and DFLabs' solution will provide customers with comprehensive cloud-native security intelligence solutions. The aggregate amount recorded as purchase consideration was $41.7 million, of which $35.3 million was paid in cash, and $6.4 million was comprised of 334,815 shares of common stock. Additionally, 143,492 shares of common stock were issued and will be recorded as stock-based compensation over the requisite service period. See Note 4 to our condensed consolidated financial statements.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one to two years, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. We deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for the three months ended April 30, 2022 and 2021.

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
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and has been and will continue to be affected by various factors, including the timing and amount of investments to maintain or expand our cloud hosting capability, the continued growth of our platform and customer support teams, increased compensation expenses, as well as amortization of costs associated with capitalized internal-use software and acquired intangible assets. We expect our gross profit to increase and our gross margin to remain consistent over the near term due to the continued growth in the use of our platform, but increase modestly over the longer term with cost efficiencies related to our cloud hosting services, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Revenue	$67,855	$54,219
Cost of revenue(1)(2)(3)	24,145	15,395
Gross profit	43,710	38,824
Operating expenses:
Research and development(1)(3)	26,253	20,443
Sales and marketing(1)(2)(3)	35,290	30,278
General and administrative(1)(3)(4)	16,996	14,573
Total operating expenses	78,539	65,294
Loss from operations	(34,829)	(26,470)
Interest and other income (expense), net	631	(16)
Interest expense	(29)	(86)
Loss before provision for income taxes	(34,227)	(26,572)
Provision for income taxes	523	342
Net loss	$(34,750)	$(26,914)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue	$316	$173
Research and development(a)	6,554	4,858
Sales and marketing	2,917	3,722
General and administrative	3,759	4,188
Total stock-based compensation expense and related employer payroll taxes	$13,546	$12,941
(a)See Note 9 to our condensed consolidated financial statements for the capitalized stock-based compensation expense related to internal-use software development costs.
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue	$3,559	$1,537
Sales and marketing	150	—
Total amortization of acquired intangible assets	$3,709	$1,537
(3)Includes acquisition-related expenses as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of revenue	$81	$—
Research and development	292	—
Sales and marketing	101	—
General and administrative	—	1,216
Total acquisition-related expenses	$474	$1,216

(4)Includes third-party advisory and professional services expenses associated with a cooperation agreement as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
General and administrative	$1,720	$—
Total expenses related to a cooperation agreement	$1,720	$—

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended April 30,
	2022	2021
Revenue	100%	100%
Cost of revenue	36	28
Gross profit	64%	72%
Operating expenses:
Research and development	39	38
Sales and marketing	52	56
General and administrative	25	27
Total operating expenses	116%	120%
Loss from operations	(51)	(49)
Interest and other income (expense), net	1	—
Interest expense	—	—
Loss before provision for income taxes	(50)	(49)
Provision for income taxes	1	1
Net loss	(51)%	(50)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
Revenue	$67,855	$54,219	$13,636	25%
Revenue increased by $13.6 million, or 25%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. We estimated that over 95% of the increase in revenue was attributable to growth from existing customers, and the remaining less than 5% was attributable to growth from new customers. The number of customers with greater than $100,000 of ARR increased to 469 as of April 30, 2022 from 376 as of April 30, 2021.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
Cost of revenue	$24,145	$15,395	$8,750	57%
Gross profit	43,710	38,824	4,886	13%
Gross margin	64%	72%
Cost of revenue increased by $8.8 million, or 57%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in cost of revenue was primarily due to a $6.9 million increase in third-party hosting fees and personnel costs related to providing access to and supporting our platform and an increase in amortization of acquired developed technology of $2.0 million as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Gross profit increased $4.9 million while gross margin decreased 7% primarily as a result of increased third-party hosting fees and increased amortization of acquired developed technology.

Research and Development

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
Research and development	$26,253	$20,443	$5,810	28%
Percentage of revenue	39%	38%
Research and development expenses increased by $5.8 million, or 28%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in research and development expenses was primarily driven by a $5.4 million increase in personnel and related expenses directly associated with an increase in average headcount as well as an increase in the average cost per head as we continued to hire and increase resources to develop and expand the functionality of our software offerings, of which $1.7 million was related to stock-based compensation expense and related employer payroll taxes. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $0.7 million.
Sales and Marketing

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
Sales and marketing	$35,290	$30,278	$5,012	17%
Percentage of revenue	52%	56%
Sales and marketing expenses increased by $5.0 million, or 17%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in sales and marketing expenses was primarily driven by a $3.0 million increase in personnel and related expenses associated with an increase in average headcount as we continue to invest in our go-to-market coverage, capacity, and expansion into new markets. In addition, advertising and promotional costs, and third-party public relations and marketing services increased by $1.1 million and amortization of referral fees increased by $0.5 million as we continue our efforts to execute our market expansion strategy.
General and Administrative

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
General and administrative	$16,996	$14,573	$2,423	17%
Percentage of revenue	25%	27%
General and administrative expenses increased by $2.4 million, or 17%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in general and administrative expenses was primarily driven by a $1.0 increase in personnel and related expenses associated with an increase in average headcount, a $2.8 million increase in professional services, including $1.7 million in third-party fees related to a cooperation agreement, partially offset by the absence of $1.2 million in acquisition-related expenses during the three months ended April 30, 2022.

Interest and Other Income (Expense), Net

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$631	$(16)	$647	(4,044)%
Interest and other income (expense), net increased by $0.6 million, or 4,044%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase in interest and other income (expense), net was primarily driven by an increase in interest income due to higher yield on invested funds.
Interest Expense

	Three Months Ended April 30,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest expense	$(29)	$(86)	$57	(66)%
Interest expense decreased by $0.1 million, or 66%, during the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The decrease in interest expense was driven by lower amortization of costs related to our line of credit facility.
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

	Three Months Ended April 30,
	2022	2021

	(dollars in thousands)
Gross profit	$43,710	$38,824
Add: Stock-based compensation expense and related employer payroll taxes	316	173
Add: Amortization of acquired intangible assets	3,559	1,537
Add: Acquisition-related expenses	81	—
Non-GAAP gross profit	$47,666	$40,534

Gross margin	64%	72%
Non-GAAP gross margin	70%	75%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement.

	Three Months Ended April 30,
	2022	2021

	(dollars in thousands)
Loss from operations	$(34,829)	$(26,470)
Add: Stock-based compensation expense and related employer payroll taxes	13,546	12,941
Add: Amortization of acquired intangible assets	3,709	1,537
Add: Acquisition-related expenses	474	1,216
Add: Expenses related to a cooperation agreement	1,720	—
Non-GAAP operating loss	$(15,380)	$(10,776)

Operating margin	(51)%	(49)%
Non-GAAP operating margin	(23)%	(20)%

Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement.

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net loss	$(34,750)	$(26,914)
Add: Stock-based compensation expense and related employer payroll taxes	13,546	12,941
Add: Amortization of acquired intangible assets	3,709	1,537
Add: Acquisition-related expenses	474	1,216
Add: Expenses related to a cooperation agreement	1,720	—
Non-GAAP net loss	$(15,301)	$(11,220)
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

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cash used in operating activities	$(1,432)	$(2,719)
Less: Purchases of property and equipment	(371)	(247)
Less: Capitalized internal-use software costs	(187)	—
Free cash flow	$(1,990)	$(2,966)

Cash used in investing activities	$(5,299)	$(266,237)
Cash provided by financing activities	$6,954	$7,926
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $555.9 million as of April 30, 2022. As of April 30, 2022, we had $79.7 million in cash and cash equivalents and $279.2 million in marketable securities.
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

In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of April 30, 2022, we did not have any debt outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions and to a lesser extent, premium support services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $349.9 million, of which we expect to recognize approximately 92% as revenue over the next 24 months, with the remaining balance recognized thereafter. As of April 30, 2022, we had deferred revenue of $148.7 million, of which $142.6 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,432)	$(2,719)
Investing activities	$(5,299)	$(266,237)
Financing activities	$6,954	$7,926
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
Cash used in operating activities for the three months ended April 30, 2022 of $1.4 million consisted of our net loss of $34.8 million, adjusted for non-cash charges of $23.9 million and net cash inflows of $9.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $13.3 million, amortization of deferred sales commissions of $4.6 million, depreciation and amortization of $4.3 million, and $1.1 million of non-cash operating lease costs. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $11.5 million increase in deferred revenue resulting from increased billings for subscriptions, a $2.0 million increase in accounts payable and accrued expenses due to timing of payments to vendors, a $0.8 million decrease in accounts receivable due to collections being greater than billings during the period, and a $0.1 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash inflows were partially offset by cash outflows resulting from a $3.9 million increase in deferred sales commissions due to commissions paid on new bookings and a $1.2 million decrease in lease liabilities due to monthly rental payments for our operating leases.
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
Investing Activities
Cash used in investing activities for the three months ended April 30, 2022 of $5.3 million primarily consisted of purchases of marketable securities of $51.7 million and $0.6 million in purchases of property and equipment primarily related to purchases of computers for new employees as well as additions of capitalized internal-use software development costs partially offset by $46.9 million of maturities and sales of marketable securities.
Cash used in investing activities for the three months ended April 30, 2021 of $266.2 million primarily consisted of purchases of marketable securities of $267.5 million, partially offset by $1.6 million of maturities.
Financing Activities
Cash provided by financing activities for the three months ended April 30, 2022 of $7.0 million consisted of proceeds from common stock option exercises.
Cash provided by financing activities for the three months ended April 30, 2021 of $7.9 million primarily consisted of proceeds from common stock option exercises of $8.0 million.
Contractual Obligations and Commitments
The Company enters into contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. The Company’s material contractual obligations consist of data hosting and lease arrangements with its corporate facilities. Refer to Notes 5 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
There has been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended January 31, 2022. See the Annual Report on Form 10-K for the fiscal year ended January 31, 2022 for additional information regarding the Company’s contractual obligations.
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
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies for the three months ended April 30, 2022.
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
Interest Rate Risk
As of April 30, 2022, we had $69.8 million of cash equivalents invested in money market funds and $0.3 million of restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $279.2 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2022, our disclosure controls and procedures were effective at the reasonableness assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Controls
Our management, including our chief executive officer and chief financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have experienced significant revenue growth in recent periods. For example, our revenue was $155.1 million, $202.6 million, and $242.1 million for the years ended January 31, 2020, 2021 and 2022, and was $67.9 million and $54.2 million for the three months ended April 30, 2021 and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we continue to grow our business, our revenue growth rates may decline due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $92.1 million, $80.3 million, and $123.4 million for the years ended January 31, 2020, 2021 and 2022, and $26.9 million and $34.8 million for the three months ended April 30, 2021 and 2022, respectively. As of April 30, 2022, we had an accumulated deficit of $555.9 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and channel partners. Other disruptions or potential disruptions include restrictions on our personnel and the personnel of our partners to travel and access customers for training, delays in product development efforts, and additional government requirements or other incremental mitigation efforts that may further impact our business and results of operations. The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the disease, the duration and spread of the outbreak, the emergence of variants of the virus, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, and financial condition, though the full extent and duration is uncertain. Since the fourth quarter of fiscal 2022, the Omicron variant of COVID-19 became the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2020 and 2021, respectively, and 18% in fiscal 2022. We generated 16% and 21% of our revenue outside the United States for the three months ended April 30, 2021 and April 30, 2022, respectively. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business. We are currently experiencing uncertainty with respect to the macroeconomic environment, and believe that the macroeconomic environment may become more challenging in the future.
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
Our business and results of operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced higher levels of inflation than historical norms. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. If the inflation rate stays at this level or continues to increase, such as increases in the costs of labor, it will likely affect our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. Further, inflation is likely to result in rising interest rates and have other adverse effects on the macroeconomic environment, which could adversely impact our customers and their ability to purchase our products and services. As such, inflation could adversely affect our business and results of operations.
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
We rely on Amazon Web Services (“AWS”) to deliver our platform to our customers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition, and results of operations.
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
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice in 2020 struck down the EU-US Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018, impose additional obligations directly on us as both a data controller and a data processor, as well as on many of our customers. The European Commission recently approved new standard contractual clauses for the transfer of personal data outside the European Economic Area, or EEA, in June 2021 which impose a range of new requirements on organizations exporting or importing personal data subject to the GDPR and which are required to be implemented. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future.In addition, domestic data privacy laws continue to evolve and could expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, or CCPA, which took effect in January 2020, and the California Privacy Rights Act, or CPRA, which was approved by voters in November 2020, and similar legislation recently enacted or proposed in other states, require new disclosures, afford consumers new abilities, or otherwise create new obligations. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with the GDPR, CCPA, CPRA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

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
As of January 31, 2022, we had $506.1 million of federal and $325.5 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030 for federal and California purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has performed a Section 382 ownership change analysis through January 31, 2022. Based on the results of this analysis, we concluded that the Company did experience an ownership change on December 31, 2021 and that our utilization of net operating loss carryforrwards will be subject to an annual limitation. However, it is not expected that the annual limitation will result in the expiration of tax attribute carryforwards prior to utilization.
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOLs to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2022 or April 30, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of April 30, 2022, we had no outstanding loan balance under this facility.
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. In addition, as a public company, we have been and may continue to be subject to stockholder activism, which can lead to additional substantial costs, distract management, cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, and impact the manner in which we operate our business in ways we cannot currently anticipate. For example, in connection with the negotiation and entry into a cooperation agreement in May 2022 with Scaler Gauge Fund, L.P., one of our stockholders, we appointed a new director and agreed to appoint an additional new director in the future, and we incurred additional general and administrative expenses in the first quarter of fiscal 2023 of $1.7 million related thereto. In addition, our stock price could experience periods of increased volatility as a result of stockholder activism.
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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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
SUMO LOGIC, INC.

Date: May 27, 2022	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2022	By:	/s/ Stewart Grierson
	Name:	Stewart Grierson
	Title:	Chief Financial Officer
(Principal Financial Officer)