Form 10-Q
period 2022-07-31
Sumo Logic, Inc.
filed 2022-08-26
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
OR
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

As of August 22, 2022, the number of outstanding shares of the registrant's common stock was 118,546,850 shares of common stock.

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
•future acquisitions or investments; and
•the macroeconomic environment, including inflation and rising interest rates, industry trends or trend analysis, and the war in Ukraine.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$82,211	$79,986
Marketable securities, current	235,349	210,645
Accounts receivable, net	50,738	49,451
Prepaid expenses	8,233	9,792
Deferred sales commissions, current	17,946	17,110
Other current assets	2,835	2,865
Total current assets	397,312	369,849
Marketable securities, noncurrent	32,992	65,866
Property and equipment, net	4,898	4,960
Operating lease right-of-use assets	3,275	6,110
Goodwill	92,910	94,967
Acquired intangible assets, net	17,950	26,221
Deferred sales commissions, noncurrent	31,537	32,689
Other assets	2,167	1,469
Total assets	$583,041	$602,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,427	$7,755
Accrued expenses and other current liabilities	21,835	25,425
Operating lease liabilities, current	3,421	4,619
Deferred revenue, current	143,217	131,329
Total current liabilities	180,900	169,128
Operating lease liabilities, noncurrent	362	2,346
Deferred revenue, noncurrent	7,707	5,944
Other liabilities	5,568	5,744
Total liabilities	194,537	183,162
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	12	11
Additional paid-in-capital	989,459	944,447
Accumulated other comprehensive loss	(9,181)	(4,333)
Accumulated deficit	(591,786)	(521,156)
Total stockholders’ equity	388,504	418,969
Total liabilities and stockholders’ equity	$583,041	$602,131
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$74,108	$58,841	$141,963	$113,060
Cost of revenue	25,963	19,778	50,108	35,173
Gross profit	48,145	39,063	91,855	77,887
Operating expenses:
Research and development	27,636	23,861	53,889	44,304
Sales and marketing	39,536	31,457	74,826	61,735
General and administrative	17,552	16,670	34,548	31,243
Total operating expenses	84,724	71,988	163,263	137,282
Loss from operations	(36,579)	(32,925)	(71,408)	(59,395)
Interest and other income (expense), net	1,149	69	1,780	53
Interest expense	(6)	(3)	(35)	(89)
Loss before provision for income taxes	(35,436)	(32,859)	(69,663)	(59,431)
Provision (benefit) for income taxes	444	(810)	967	(468)
Net loss	$(35,880)	$(32,049)	$(70,630)	$(58,963)

Net loss per share, basic and diluted	$(0.31)	$(0.30)	$(0.61)	$(0.56)

Weighted-average shares used to compute net loss per share, basic and diluted	116,610	107,884	115,486	105,990
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(35,880)	$(32,049)	$(70,630)	$(58,963)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,289)	(80)	(3,611)	(77)
Unrealized gain (loss) on available-for-sale marketable securities	(22)	59	(1,237)	11
Total comprehensive loss	$(37,191)	$(32,070)	$(75,478)	$(59,029)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2022	115,646	$12	$964,761	$(7,870)	$(555,906)	$400,997
Issuance of common stock upon exercise of stock options	1,240	—	2,793			2,793
Vesting of restricted stock units	993	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	454	—	2,831	—	—	2,831
Stock-based compensation	—	—	19,074	—	—	19,074
Other comprehensive loss	—	—	—	(1,311)	—	(1,311)
Net loss	—	—	—	—	(35,880)	(35,880)
Balance at July 31, 2022	118,333	$12	$989,459	$(9,181)	$(591,786)	$388,504

Balance at April 30, 2021	106,192	$11	$849,438	$(90)	$(424,705)	$424,654
Issuance of common stock upon exercise of stock options	1,632	—	5,308	—	—	5,308
Vesting of restricted stock units	355	—	—	—	—	—
Vesting of early exercised stock options	—	—	49	—	—	49
Issuance of common stock in connection with employee stock purchase plan	280	—	4,725	—	—	4,725
Common stock issued in connection with acquisitions	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	14,057	—	—	14,057
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(32,049)	(32,049)
Balance at July 31, 2021	110,133	$11	$904,076	$(111)	$(456,754)	$447,222
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	113,813	$11	$944,447	$(4,333)	$(521,156)	$418,969
Issuance of common stock upon exercise of stock options	2,581	1	9,746	—	—	9,747
Vesting of restricted stock units	1,485	—	—	—	—	—
Vesting of early exercised stock options	—	—	33	—	—	33
Issuance of common stock in connection with employee stock purchase plan	454	—	2,831	—	—	2,831
Stock-based compensation	—	—	32,402	—	—	32,402
Other comprehensive loss	—	—	—	(4,848)	—	(4,848)
Net loss	—	—	—	—	(70,630)	(70,630)
Balance at July 31, 2022	118,333	$12	$989,459	$(9,181)	$(591,786)	$388,504

Balance at January 31, 2021	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	4,480	1	13,326	—	—	13,327
Exercise of common stock warrants	18	—	—	—	—	—
Vesting of restricted stock units	1,197	—	—	—	—	—
Vesting of early exercised stock options	—	—	98	—	—	98
Issuance of common stock in connection with employee stock purchase plan	280	—	4,725	—	—	4,725
Common stock issued in connection with acquisitions	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	26,190	—	—	26,190
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(58,963)	(58,963)
Balance at July 31, 2021	110,133	$11	$904,076	$(111)	$(456,754)	$447,222
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(70,630)	$(58,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,519	5,607
Amortization of deferred sales commissions	9,718	7,165
Amortization (accretion) of marketable securities purchased at a premium (discount)	1,367	1,367
Stock-based compensation, net of amounts capitalized	32,216	26,190
Non-cash operating lease cost	2,053	2,094
Other	(116)	(1,046)
Changes in operating assets and liabilities
Accounts receivable	(1,453)	14,717
Prepaid expenses	1,549	3,545
Other assets	(999)	1,386
Deferred sales commissions	(9,402)	(9,490)
Accounts payable	4,695	1,553
Accrued expenses and other current liabilities	(2,680)	(4,068)
Deferred revenue	13,651	4,886
Operating lease liabilities	(2,273)	(2,247)
Other liabilities	346	47
Net cash used in operating activities	(13,439)	(7,257)
Cash flows from investing activities
Purchases of marketable securities	(118,477)	(291,670)
Maturities of marketable securities	103,331	15,208
Sales of marketable securities	20,520	—
Purchases of property and equipment	(386)	(1,301)
Capitalized internal-use software costs	(605)	—
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(40,297)
Net cash provided by (used in) investing activities	4,383	(318,060)
Cash flows from financing activities
Payments of deferred offering costs	—	(93)
Proceeds from employee stock purchase plan	2,831	4,725
Proceeds from exercise of common stock options	9,747	13,327
Cash paid for holdback consideration in connection with acquisitions	(456)	—
Net cash provided by financing activities	12,122	17,959
Effect of exchange rate changes on cash and cash equivalents	(841)	(149)
Change in cash and cash equivalents and restricted cash	2,225	(307,507)
Cash and cash equivalents and restricted cash:
Beginning of period	80,286	404,440
End of period	$82,511	$96,933
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,086	$538
Cash paid for interest	42	40
Supplemental non-cash investing and financing information
Vesting of early exercised options	33	98
Common stock and assumed awards issued as consideration for acquisitions	—	30,499
Unpaid cash consideration for acquisitions	—	499
Stock-based compensation capitalized as internal-use software costs	186	—
Property and equipment accrued but not yet paid	—	224
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$82,211	$96,583
Restricted cash included in other current assets	300	350
Total cash, cash equivalents, and restricted cash	$82,511	$96,933
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
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
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
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Related party transactions were not material as of July 31, 2022 or January 31, 2022, or for the six months ended July 31, 2022 or 2021.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its condensed consolidated financial statements. The section below describes the impact from newly adopted pronouncements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The adoption of the standard will impact future business combinations. The Company has elected to early adopt this guidance as of February 1, 2022. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the six months ended July 31, 2022 as no business combination activities occurred during this period.
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
The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,029	$—	$—	$70,029
Marketable securities:
U.S. Treasury securities	—	64,043	—	64,043
Corporate debt securities	—	158,873	—	158,873
Commercial paper	—	24,063	—	24,063
Foreign government obligations	—	4,748	—	4,748
Supranational securities	—	8,911	—	8,911
Certificates of deposit	—	7,703	—	7,703
Total financial assets	$70,029	$268,341	$—	$338,370

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,742	$—	$—	$70,742
Marketable securities:
U.S. Treasury securities	—	67,476	—	67,476
Corporate debt securities	—	167,160	—	167,160
Commercial paper	—	19,033	—	19,033
Foreign government obligations	—	7,607	—	7,607
Supranational securities	—	12,922	—	12,922
Certificates of deposit	—	2,313	—	2,313
Total financial assets	$70,742	$276,511	$—	$347,253
The Company had $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of July 31, 2022 and January 31, 2022, respectively.
In connection with the Loan and Security agreement, discussed in Note 6, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other income (expense), net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet. During the six months ended July 31, 2022, no warrants were exercised. During the six months ended July 31, 2021, 21,746 warrants were exercised. There were no transfers between levels of the fair value hierarchy during the six months ended July 31, 2022 and 2021, respectively.

The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet as of July 31, 2022 and January 31, 2022, respectively (in thousands):

	As of July 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$64,669	$1	$(627)	$64,043
Corporate debt securities	160,188	8	(1,323)	158,873
Commercial paper	24,135	3	(75)	24,063
Foreign government obligations	4,813	—	(65)	4,748
Supranational securities	8,911	—	—	8,911
Certificates of deposit	7,747	5	(49)	7,703
Total marketable securities	$270,463	$17	$(2,139)	$268,341

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$67,770	$—	$(294)	$67,476
Corporate debt securities	167,693	3	(536)	167,160
Commercial paper	19,052	—	(19)	19,033
Foreign government obligations	7,640	—	(33)	7,607
Supranational securities	12,923	—	(1)	12,922
Certificates of deposit	2,319	—	(6)	2,313
Total marketable securities	$277,397	$3	$(889)	$276,511
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
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

July 31, 2022
Due in one year or less	$235,349
Due after one year and within five years	32,992
Total marketable securities	$268,341
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
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation expense. These shares are subject to risk of forfeiture which lapse in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of

$0.3 million and $0.5 million during the three and six months ended July 31, 2022, and $0.1 million during the three and six months ended July 31, 2021, respectively. As of July 31, 2022, the remaining unrecognized stock-based compensation expense was $0.4 million, and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was held back by the Company as partial security for certain indemnification obligations to be released 12 months after the acquisition date, subject to reduction for any indemnification claims. The $0.5 million of consideration held back was released during the three months ended July 31, 2022.
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
The following table presents the purchase consideration allocation recorded in the Company’s condensed consolidated balance sheet as of the acquisition date (in thousands):

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
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapse in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million and $0.7 million during the three and six months ended July 31, 2022, respectively, and $0.3 million during the three and six months ended July 31, 2021, respectively. As of July 31, 2022, the remaining unrecognized stock-based compensation expense was $1.1 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations to be released 12 months after the acquisition date, subject to reduction for any indemnification claims. The Company expects the consideration placed in escrow to be released during the third quarter of fiscal 2023.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill.
The following table presents the purchase consideration allocation recorded in the Company’s condensed consolidated balance sheet as of the acquisition date (in thousands):

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

Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	July 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$42,321	$(26,688)	$15,633	1.7
Customer relationships	3,000	(683)	2,317	3.9
Total	$45,321	$(27,371)	$17,950

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,650	$(20,046)	$23,604	2.1
Customer relationships	3,000	(383)	2,617	4.4
Total	$46,650	$(20,429)	$26,221
The Company recorded amortization expense of $3.7 million and $3.1 million during the three months ended July 31, 2022 and 2021, respectively, and $7.4 million and $4.6 million during the six months ended July 31, 2022 and 2021, respectively. There was no impairment of intangible assets recorded for the six months ended July 31, 2022 or 2021. There was no fully amortized intangible assets written off during the six months ended July 31, 2022. Fully amortized intangible assets were written off in the amount of $1.0 million during the year ended January 31, 2022.
As of July 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2023	$5,609
2024	8,346
2025	3,178
2026	600
2027	217
Total amortization expense	$17,950
As of January 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2023	$13,298
2024	8,789
2025	3,317
2026	600
2027	217
Total amortization expense	$26,221

Goodwill
Changes in the carrying amount of goodwill for the six months ended July 31, 2022 was as follows (in thousands):

Amounts
Balance as of January 31, 2022	$94,967
Foreign currency translation	(2,057)
Balance as of July 31, 2022	$92,910
There was no impairment of goodwill recorded for the six months ended July 31, 2022 or 2021.
5. Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2025. The leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include (i) renewal options at the election of the Company to renew or extend the lease for an additional 5 years, and/or (ii) options to terminate the lease early, subject to certain termination penalties and fees. These optional renewal and terminations periods have not been considered in the determination of the right-of-use assets (“RoU”) and lease liabilities associated with these leases, as the Company did not consider it reasonably certain it would exercise the options. During the three months ended July 31, 2022, the Company exercised the option to early terminate one of its office leases. As a result, the related right-of-use asset balance was written off with no corresponding lease liability remaining on the Company’s balance sheet as of July 31, 2022, which resulted in a $0.1 million gain recognized in interest and other income (expense), net in the Company’s condensed consolidated statements of operations during the three and six months ended July 31, 2022.
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of July 31, 2022.
The following table presents the components of operating lease expense (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease expense	$1,036	$1,144	$2,140	$2,258
Variable lease expense	115	117	250	266
Short-term lease expense	121	8	159	19
Sublease income	65	65	130	86
As of July 31, 2022, the weighted average remaining lease term was 1.0 year and the weighted average discount rate used to determine the net present value of the lease liability was 2.9%.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,148	$1,190	$2,352	$2,390

As of July 31, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Amount
Remainder of fiscal 2023	$2,180
2024	1,643
2025	20
Total lease payments	$3,843
Less: imputed interest	(60)
Present value of lease liabilities	$3,783
6. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable. As of July 31, 2022 and January 31, 2022, the Company did not have any debt balance outstanding. The Company was in compliance with the financial covenants associated with the amended Agreement as of July 31, 2022.
7. Commitments and Contingencies
Non-Cancellable Purchase Commitments
During the six months ended July 31, 2022, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022.
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
Attorneys representing a purported class of current and former employees in various sales roles alleged potential claims of employee misclassification and related federal and state law claims, which the Company disputed. In response, the Company mediated the dispute, and in August 2020, the Company entered into a settlement agreement with the purported class counsel to resolve the dispute, which was handled in arbitration and resulted in the Company paying $4.5 million to resolve the class-wide claims during the first quarter of fiscal year 2022.
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of July 31, 2022 or January 31, 2022.

8. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$58,093	$48,828	$111,843	$94,224
International	16,015	10,013	30,120	18,836
Total revenue	$74,108	$58,841	$141,963	$113,060
No individual foreign country contributed 10% or more of revenue for the three and six months ended July 31, 2022 and 2021.
No customer individually accounted for 10% or more of the Company’s revenue for the three and six months ended July 31, 2022 or 2021.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $64.8 million and $50.8 million during the three months ended July 31, 2022 and 2021, respectively, and $97.9 million and $74.9 million during the six months ended July 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of July 31, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $340.4 million and the Company expects to recognize approximately 93% as revenue for these remaining performance obligations over the next twenty-four months, with the remaining balance recognized thereafter.
Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company performs ongoing credit evaluations of its customers. The allowance for credit losses was $0.4 million and $0.3 million as of July 31, 2022 and January 31, 2022, respectively.
As of July 31, 2022, one customer accounted for 11% of total accounts receivable. As of January 31, 2022, no customer accounted for 10% or more of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due. Unbilled receivables totaled $2.3 million and $1.9 million as of July 31, 2022 and January 31, 2022, respectively, and were recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets on the condensed consolidated balance sheet as of July 31, 2022 and January 31, 2022, respectively.
Deferred Sales Commissions
The Company capitalized sales commission of $5.5 million and $3.8 million during the three months ended July 31, 2022 and 2021, respectively, and $9.4 million and $9.5 million during the six months ended July 31, 2022 and 2021, respectively. Amortized costs were $5.1 million and $3.8 million for the three months ended July 31, 2022 and 2021, respectively, and $9.7 million and $7.2 million during the six months ended July 31, 2022 and 2021, respectively. There was no impairment loss in relation to deferred sales commissions for the six months ended July 31, 2022 or 2021.

9. Stockholders’ Equity and Equity Incentive Plans
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1.0 billion shares of common stock at a par value of $0.0001 as of July 31, 2022 and January 31, 2022. As of July 31, 2022 and January 31, 2022, approximately 118.3 million and 113.8 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of July 31, 2022 and January 31, 2022, no dividends had been declared.
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
As of July 31, 2022, there were 10.7 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
Stock Options
The following table is a summary of option activity during the six months ended July 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2022	15,928	$4.20	5.9	$123,382
Options granted	—	$—
Options exercised	(2,564)	$3.76
Options cancelled	(740)	$8.66
Balance at July 31, 2022	12,624	$4.03	5.3	$42,210
Options exercisable at July 31, 2022	11,534	$3.62	5.1	$36,323
No stock options were granted during the three or six months ended July 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the three months ended July 31, 2022 and 2021 was $7.0 million and $28.7 million, respectively, and $15.2 million and $80.1 million during the six months ended July 31, 2022 and 2021, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of July 31, 2022, there was $5.8 million of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.1 years.

Early Exercise of Employee Options
All early exercised options were fully vested in the first quarter of fiscal 2023. As of January 31, 2022, the Company had a liability of less than $0.1 million for 10,750 shares of common stock that were unvested and early exercised by employees.
Restricted Stock Units
The following table is a summary of RSU activity for the six months ended July 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2022	9,502	$17.20
Granted(a)	9,986	$8.78
Released	(1,485)	$16.25
Forfeited	(2,113)	$15.89
Balance at July 31, 2022	15,890	$12.18
RSUs expected to vest at July 31, 2022	15,890	$12.18
______________
(a)Includes 1,023,797 awards subject to both service-based and performance-based vesting conditions based on a 100% attainment rate.
As of July 31, 2022, there was $168.1 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $6.9 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 2.9 years.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 19,265 and 29,771 options remained outstanding as of July 31, 2022 and January 31, 2022, respectively. As of July 31, 2022, 10,166 options were vested and exercisable with a weighted-average exercise price of $4.79, and the total unrecognized compensation expense related to these awards was $0.1 million. During the six months ended July 31, 2022, 10,506 options were exercised.
Jask Labs’ Plans
In connection with the acquisition of Jask Labs, the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan (together, the “Jask Plans”), at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 43,832 and 64,622 options remained outstanding as of July 31, 2022 and January 31, 2022, respectively. As of July 31, 2022, 40,197 options were vested and exercisable with a weighted-average exercise price of $9.46, and the total unrecognized compensation expense related to these awards was less than $0.1 million. During the six months ended July 31, 2022, 6,885 options were exercised.
Employee Stock Purchase Plan
In September 2020, the board of directors adopted and the stockholders of the Company approved the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on September 17, 2020. The ESPP was amended in September 2021. The ESPP initially reserved and authorized the issuance of up to a total of 2,000,000 shares of common stock to participating employees. The number of shares reserved under the ESPP will automatically increase on the first day of each fiscal year, starting on February 1, 2021, in an amount equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the ESPP may determine. The ESPP generally provides for 24-month offering periods beginning June 15 and December 15 of each year, with each offering period consisting of four six-month purchase periods. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock as of the beginning of the offering period or (2) the fair market value of the Company’s common stock on the purchase date, as defined in the ESPP. Under the reset provision currently authorized, if the closing stock price on the offering date of a new offering falls below the closing stock price on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering and participants in the terminated ongoing offering would automatically be enrolled in the new offering, resulting in a modification charge to be recognized over the new offering period.
The Company recognized stock-based compensation expense related to the ESPP of $0.8 million and $1.7 million during the three months ended July 31, 2022 and 2021, respectively, and $1.2 million and $2.5 million during the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and January 31, 2022, $0.9 million and $1.3 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of July 31, 2022, there was $7.9 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 1.0 year.
During the three months ended July 31, 2022 and 2021, 454,390, and 279,600 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$360	$156	$674	$329
Research and development(a)	7,654	5,969	14,095	10,516
Sales and marketing	5,793	4,172	8,634	7,644
General and administrative	5,132	3,760	8,813	7,701
Total stock-based compensation expense	$18,939	$14,057	$32,216	$26,190
________________
(a)During the three and six months ended July 31, 2022, the Company capitalized stock-based compensation of $0.1 million and $0.2 million related to internal-use software development costs, respectively. During the three and six months ended July 31, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded $0.2 million and $0.4 million in stock-based compensation expense, respectively, related to the vesting of the restricted common stock during the three and six months ended July 31, 2021, respectively. The awards were fully vested as of October 31, 2021.
During the six months ended July 31, 2022 and 2021, the Company granted 1,023,797 and 105,419 awards, respectively, to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions. For awards granted during the six months ended July 31, 2022, the total number of shares earned will be based on the Company’s performance against a specific metric for fiscal year 2023, unless such period is otherwise truncated per the terms of the award agreement. The number of shares earned and eligible for service-based vesting can range between 0% to 167% of target for our chief executive officer and between 0% and 125% for our other executives. For awards granted during the six months ended July 31, 2022, stock-based compensation expense of $1.9 million and $2.4 million was recognized for the three and six months ended July 31, 2022, respectively. No stock-based compensation expense was recognized on the awards that were granted during the six months ended July 31, 2021 as the performance-based vesting conditions were not met.
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
The Company recorded income tax expense of $0.4 million and $1.0 million for the three and six months ended July 31, 2022, respectively. The Company recorded an income tax benefit of $0.8 million and $0.5 million for the three and six months ended July 31, 2021, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(35,880)	$(32,049)	$(70,630)	$(58,963)
Weighted-average shares outstanding, basic and diluted	116,610	107,884	115,486	105,990
Net loss per share, basic and diluted	$(0.31)	$(0.30)	$(0.61)	$(0.56)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Stock options	12,624	19,626	12,624	19,626
RSUs	16,288	6,028	16,288	6,028
ESPP	148	67	148	67
Warrants	11	11	11	11
Shares subject to repurchase	143	323	143	323
Assumed options for acquisitions	63	151	63	151
Issuable shares for acquisitions	—	194	—	194
Total anti-dilutive securities	29,277	26,400	29,277	26,400

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
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the six months ended July 31, 2022 and 2021, our revenue was $142.0 million and $113.1 million, respectively, representing a period over period growth rate of 26%. For the six months ended July 31, 2022 and 2021, our annualized recurring revenue (“ARR”) was $286.2 million and $229.8 million, respectively, representing a period over period growth rate of 25%. We generated GAAP operating losses of $71.4 million and $59.4 million for the six months ended July 31, 2022 and 2021, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement. We generated non-GAAP operating losses of $28.1 million and $23.2 million for the six months ended July 31, 2022 and 2021, respectively. See “Key Factors Affecting Our Performance” for a definition of ARR. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the ongoing COVID-19 pandemic, we have temporarily closed or reduced capacity at our offices, continue to require many of our employees and contractors to work remotely, and have reduced business travel, all of which represent a significant disruption in how we operate our business. In May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Since the fourth quarter of fiscal 2022, the Omicron variant of COVID-19 became the dominant strain in numerous countries around the world, including the United States, and it is more contagious than other previously identified COVID-19 strains. However, we believe that the COVID-19 pandemic will continue to accelerate customer transformation into digital businesses, which we anticipate could generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe the continued trend of digital transformation and increase in digital services and cloud applications across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of July 31, 2022, we had over 2,400 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we anticipate that continued economic uncertainty, including as a result of the COVID-19 pandemic and expectations that the macroeconomic environment may become more challenging in the future, may adversely affect our ability to add new customers in the future. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate as of July 31, 2022 and 2021, was 115% and 104%, respectively. Due to the realignment of our sales force, which will likely result in a relatively higher focus on new customer acquisitions, we expect it will take several quarters before we start to see a sustained improvement in our dollar-based net retention rate.
Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 489 as of July 31, 2022 and 410 as of July 31, 2021.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 22% and 21% of our revenue outside the United States during the three and six months ended July 31, 2022, respectively, and 17% for the three and six months ended July 31, 2021, respectively. We believe that global demand for observability and security analytics will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, and Europe, with sales offices in Sydney, Australia, Noida, India, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one to two years, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. We deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for the six months ended July 31, 2022 and 2021.
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
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and has been and will continue to be affected by various factors, including the timing and amount of investments to maintain or expand our cloud hosting capability, the continued growth of data being hosted on our platform and customer support teams, increased compensation expenses, as well as amortization of costs associated with capitalized internal-use software and acquired intangible assets. We expect our gross profit to increase and our gross margin to remain consistent over the near term due to the continued growth in the use of our platform, but increase modestly over the longer term with cost efficiencies related to our cloud hosting services, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel and related expenses including allocated overhead costs and commissions, costs of general marketing and promotional activities, including free trials of our platform, fees for professional services related to marketing, and software and hardware to support growth in our employee base. Sales commissions earned by our sales force that are considered incremental costs of obtaining a subscription with a customer are deferred and amortized on a straight-line basis over the expected period of benefit, which we have determined to be five years. We expect that our sales and marketing expenses will increase in dollar value over the long term, though the dollar value of such expenses may fluctuate in the near term. We believe that sales and marketing expenses will continue to be our largest operating expense for the foreseeable future as we expand our sales and marketing efforts. We expect that our sales and marketing expenses will be relatively flat as a percentage of our revenue over the near term, but decrease over the long term, although they may fluctuate as a percentage of revenue from period to period depending on the timing of expenses.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	$74,108	$58,841	$141,963	$113,060
Cost of revenue(1)(2)(3)	25,963	19,778	50,108	35,173
Gross profit	48,145	39,063	91,855	77,887
Operating expenses:
Research and development(1)(3)	27,636	23,861	53,889	44,304
Sales and marketing(1)(2)(3)	39,536	31,457	74,826	61,735
General and administrative(1)(3)(4)	17,552	16,670	34,548	31,243
Total operating expenses	84,724	71,988	163,263	137,282
Loss from operations	(36,579)	(32,925)	(71,408)	(59,395)
Interest and other income (expense), net	1,149	69	1,780	53
Interest expense	(6)	(3)	(35)	(89)
Loss before provision for income taxes	(35,436)	(32,859)	(69,663)	(59,431)
Provision (benefit) for income taxes	444	(810)	967	(468)
Net loss	$(35,880)	$(32,049)	$(70,630)	$(58,963)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$370	$193	$686	$366
Research and development(a)	7,752	6,103	14,306	10,961
Sales and marketing	5,890	4,291	8,807	8,013
General and administrative	5,176	3,906	8,935	8,094
Total stock-based compensation expense and related employer payroll taxes	$19,188	$14,493	$32,734	$27,434
(a)See Note 9 to our condensed consolidated financial statements for the capitalized stock-based compensation expense related to internal-use software development costs.
(2)Includes amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$3,501	$3,006	$7,060	$4,543
Sales and marketing	150	83	300	83
Total amortization of acquired intangible assets	$3,651	$3,089	$7,360	$4,626

(3)Includes acquisition-related expenses as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue	$71	$54	$152	$54
Research and development	257	238	549	238
Sales and marketing	85	86	186	86
General and administrative	—	2,540	—	3,756
Total acquisition-related expenses	$413	$2,918	$887	$4,134

(4)Includes third-party advisory and professional services expenses associated with a cooperation agreement as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
General and administrative	$634	$—	$2,354	$—
Total expenses related to a cooperation agreement	$634	$—	$2,354	$—
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	35	34	35	31
Gross profit	65%	66%	65%	69%
Operating expenses:
Research and development	37	41	38	39
Sales and marketing	53	53	53	55
General and administrative	24	28	24	28
Total operating expenses	114%	122%	115%	121%
Loss from operations	(49)	(56)	(50)	(53)
Interest and other income (expense), net	1	—	1	—
Interest expense	—	—	—	—
Loss before provision for income taxes	(48)	(56)	(49)	(53)
Provision (benefit) for income taxes	—	(2)	1	(1)
Net loss	(48)%	(54)%	(50)%	(52)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Revenue	$74,108	$58,841	$15,267	26%
Revenue increased by $15.3 million, or 26%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. Approximately 90% of the revenue was attributable to existing customers, and approximately 10% was attributable to new customers for the three months ended July 31, 2022. The number of customers with greater than $100,000 of ARR increased to 489 as of July 31, 2022 from 410 as of July 31, 2021.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Cost of revenue	$25,963	$19,778	$6,185	31%
Gross profit	48,145	39,063	9,082	23%
Gross margin	65%	66%
Cost of revenue increased by $6.2 million, or 31%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in cost of revenue was primarily due to a $5.7 million increase in third-party hosting fees and personnel costs related to providing access to and supporting our platform and a $0.5 million increase in amortization of acquired developed technology as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Gross profit increased $9.1 million while gross margin decreased 1% primarily as a result of increased third-party hosting fees and increased amortization of acquired developed technology.
Research and Development

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Research and development	$27,636	$23,861	$3,775	16%
Percentage of revenue	37%	41%
Research and development expenses increased by $3.8 million, or 16%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in research and development expenses was primarily driven by a $3.8 million increase in personnel and related expenses directly associated with an increase in average headcount as well as an increase in the average cost per head as we continued to hire and increase resources to develop and expand the functionality of our software offerings, of which $1.7 million was related to stock-based compensation expense and related employer payroll taxes. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $0.5 million, partially offset by a $0.4 million increase in capitalized internal-use software.
Sales and Marketing

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Sales and marketing	$39,536	$31,457	$8,079	26%
Percentage of revenue	53%	53%
Sales and marketing expenses increased by $8.1 million, or 26%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in sales and marketing expenses was primarily driven by a $6.0 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in our go-to-market coverage, capacity, and expansion into new markets. In addition, advertising and promotional costs, and third-party public relations and marketing services increased by $0.9 million, amortization of referral fees increased by $0.6 million, and software subscription costs increased by $0.4 million as we continue to increase our efforts to execute our market expansion strategy.

General and Administrative

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
General and administrative	$17,552	$16,670	$882	5%
Percentage of revenue	24%	28%
General and administrative expenses increased by $0.9 million, or 5%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in general and administrative expenses was primarily driven by a $3.0 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in personnel to support the growth of our business, reporting and compliance requirements, partially offset by the absence of $2.5 million in acquisition-related expenses during the three months ended July 31, 2022.
Interest and Other Income (Expense), Net

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$1,149	$69	$1,080	1,565%
Interest and other income (expense), net increased by $1.1 million, or 1,565%, during the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in interest and other income (expense), net was primarily driven by an increase in interest income due to higher yield on invested funds.
Interest Expense

	Three Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest expense	$(6)	$(3)	$(3)	100%
Interest expense consists of amortization of costs related to our line of credit facility. The change between the three months ended July 31, 2022 and 2021 was immaterial.
Comparison of Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Revenue	$141,963	$113,060	$28,903	26%
Revenue increased by $28.9 million, or 26%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. Approximately 90% of the revenue was attributable to existing customers, and approximately 10% was attributable to new customers for the six months ended July 31, 2022. The number of customers with greater than $100,000 of ARR increased to 489 as of July 31, 2022 from 410 as of July 31, 2021.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Cost of revenue	$50,108	$35,173	$14,935	42%
Gross profit	91,855	77,887	13,968	18%
Gross margin	65%	69%
Cost of revenue increased by $14.9 million, or 42%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in cost of revenue was primarily due to a $12.6 million increase in third-party hosting fees and personnel costs related to providing access to and supporting our platform and a $2.5 million increase in amortization of acquired developed technology as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Gross profit increased $14.0 million while gross margin decreased 4% primarily as a result of increased third-party hosting fees and increased amortization of acquired developed technology.
Research and Development

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Research and development	$53,889	$44,304	$9,585	22%
Percentage of revenue	38%	39%
Research and development expenses increased by $9.6 million, or 22%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in research and development expenses was primarily driven by a $9.2 million increase in personnel and related expenses directly associated with an increase in average headcount as we continued to hire and increase resources to develop and expand the functionality of our software offerings, of which $3.3 million was related to stock-based compensation expense and related employer payroll taxes. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $1.2 million, partially offset by a $0.6 million increase in capitalized internal-use software.
Sales and Marketing

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Sales and marketing	$74,826	$61,735	$13,091	21%
Percentage of revenue	53%	55%

Sales and marketing expenses increased by $13.1 million, or 21%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in sales and marketing expenses was primarily driven by a $9.0 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in our go-to-market coverage, capacity, and expansion into new markets. In addition, advertising and promotional costs, and third-party public relations and marketing services increased by $2.0 million, amortization of referral fees increased by $1.0 million, and software subscription costs increased by $0.4 million as we continue our efforts to execute our market expansion strategy.

General and Administrative

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
General and administrative	$34,548	$31,243	$3,305	11%
Percentage of revenue.	24%	28%
General and administrative expenses increased by $3.3 million, or 11%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in general and administrative expenses was primarily driven by a $4.0 million increase in personnel and related expenses associated with an increase in average headcount, a $2.4 million increase in third-party fees related to a cooperation agreement, and a $0.5 million increase in professional fees partially offset by the absence of $3.8 million in acquisition-related expenses during the six months ended July 31, 2022.
Interest and Other Income (Expense), Net

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$1,780	$53	$1,727	3,258%
Interest and other income (expense), net increased by $1.7 million, or 3,258%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in interest and other income (expense), net was primarily driven by an increase in interest income due to higher yield on invested funds.
Interest Expense

	Six Months Ended July 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest expense	$(35)	$(89)	$54	(61)%
Interest expense decreased by $0.1 million, or 61%, during the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The decrease in interest expense was primarily driven by lower amortization of costs related to our line of credit facility.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. The following table sets forth our non-GAAP gross profit and non-GAAP gross margin for the periods indicated (dollars in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Gross profit	$48,145	$39,063	$91,855	$77,887
Add: Stock-based compensation expense and related employer payroll taxes	370	193	686	366
Add: Amortization of acquired intangible assets	3,501	3,006	7,060	4,543
Add: Acquisition-related expenses	71	54	152	54
Non-GAAP gross profit	$52,087	$42,316	$99,753	$82,850

Gross margin	65%	66%	65%	69%
Non-GAAP gross margin	70%	72%	70%	73%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement. The following table sets forth our non-GAAP operating loss and non-GAAP operating margin for the periods indicated (dollars in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Loss from operations	$(36,579)	$(32,925)	$(71,408)	$(59,395)
Add: Stock-based compensation expense and related employer payroll taxes	19,188	14,493	32,734	27,434
Add: Amortization of acquired intangible assets	3,651	3,089	7,360	4,626
Add: Acquisition-related expenses	413	2,918	887	4,134
Add: Expenses related to a cooperation agreement	634	—	2,354	—
Non-GAAP operating loss	$(12,693)	$(12,425)	$(28,073)	$(23,201)

Operating margin	(49)%	(56)%	(50)%	(53)%
Non-GAAP operating margin	(17)%	(21)%	(20)%	(21)%

Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement. The following table sets forth our non-GAAP net loss for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(35,880)	$(32,049)	$(70,630)	$(58,963)
Add: Stock-based compensation expense and related employer payroll taxes	19,188	14,493	32,734	27,434
Add: Amortization of acquired intangible assets	3,651	3,089	7,360	4,626
Add: Acquisition-related expenses	413	2,918	887	4,134
Add: Expenses related to a cooperation agreement	634	—	2,354	—
Non-GAAP net loss	$(11,994)	$(11,549)	$(27,295)	$(22,769)
Free Cash Flow
We define free cash flow as cash used in operating activities less purchases of property and equipment and capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors, and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. The following table sets forth our free cash flow for the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cash used in operating activities	$(12,007)	$(4,538)	$(13,439)	$(7,257)
Less: Purchases of property and equipment	(15)	(1,054)	(386)	(1,301)
Less: Capitalized internal-use software costs	(418)	—	(605)	—
Free cash flow	$(12,440)	$(5,592)	$(14,430)	$(8,558)

Cash provided by (used) in investing activities	$9,682	$(51,823)	$4,383	$(318,060)
Cash provided by financing activities	$5,168	$10,033	$12,122	$17,959
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $591.8 million as of July 31, 2022. As of July 31, 2022, we had $82.2 million in cash and cash equivalents and $268.3 million in marketable securities.
We believe our existing cash and cash equivalents, marketable securities, and cash provided by sales of access to our platform will be sufficient to meet our projected operating requirements for at least the next 12 months, despite the ongoing COVID-19 pandemic, continued supply chain disruptions, and uncertainty in the changing market and macroeconomic conditions, including inflation and rising interest rates, which may have an impact on our available cash due to customer requests for extended payment terms or better pricing. As a result of our revenue growth plans, we expect that losses and negative cash flows from operations may continue in the near term. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewals, billing timing and frequency, pricing changes, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality, the continued market adoption of our platform, and the impact of the COVID-19 pandemic on our business and results of operations, the business of our customers, and the economy. We may in the future pursue acquisitions of businesses, technologies, assets, and talent.
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security

Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of July 31, 2022, we did not have any debt outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions and to a lesser extent, premium support services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $340.4 million, of which we expect to recognize approximately 93% as revenue over the next 24 months, with the remaining balance recognized thereafter. As of July 31, 2022, we had deferred revenue of $150.9 million, of which $143.2 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(13,439)	$(7,257)
Investing activities	$4,383	$(318,060)
Financing activities	$12,122	$17,959
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
Cash used in operating activities for the six months ended July 31, 2022 of $13.4 million consisted of our net loss of $70.6 million, adjusted for non-cash charges of $53.8 million and net cash inflows of $3.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $32.2 million, amortization of deferred sales commissions of $9.7 million, depreciation and amortization of $8.5 million, and $2.1 million of non-cash operating lease costs. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $13.7 million increase in deferred revenue resulting from increased billings for subscriptions, a $2.0 million increase in accounts payable and accrued expenses due to timing of payments to vendors, and a $0.6 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash inflows were partially offset by cash outflows resulting from a $9.4 million increase in deferred sales commissions due to commissions paid on new bookings, a $2.3 million decrease in lease liabilities due to monthly rental payments for our operating leases and a $1.5 million increase in accounts receivable due to new billings outpacing collections during the period.
Cash used in operating activities for the six months ended July 31, 2021 of $7.3 million consisted of our net loss of $59.0 million, adjusted for non-cash charges of $41.4 million and net cash inflows of $10.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $26.2 million, amortization of deferred sales commissions of $7.2 million, depreciation and amortization of $5.6 million, and $2.1 million of non-cash operating lease costs. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $14.7 million decrease in accounts receivable due to collections being greater than billings during the period, a $4.9 million increase in deferred revenue resulting from increased billings for subscriptions, and a $4.9 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash inflows were partially offset by cash outflows resulting from a $9.5 million increase in deferred sales commissions due to commissions paid on new bookings, a $2.5 million decrease in accounts payable and accrued expenses due to the timing of payments to vendors and a $2.2 million decrease in lease liabilities due to monthly rental payments for our operating leases.
Investing Activities
Cash provided by investing activities for the six months ended July 31, 2022 of $4.4 million primarily consisted of $123.9 million of maturities and sales of marketable securities partially offset by $118.5 million of purchases of marketable securities and $1.0 million in purchases of property and equipment primarily related to purchases of computers for new employees as well as additions of capitalized internal-use software development costs.
Cash used in investing activities for the six months ended July 31, 2021 of $318.1 million primarily consisted of purchases of marketable securities of $291.7 million, and cash paid for acquisitions, net of cash and restricted cash acquired of $40.3 million, partially offset by $15.2 million of maturities of marketable securities.
Financing Activities
Cash provided by financing activities for the six months ended July 31, 2022 of $12.1 million consisted of proceeds from common stock option exercises of $9.7 million and proceeds from employee stock purchase plan of $2.8 million, partially offset by $0.5 million of cash paid for holdback consideration in connection with acquisitions.
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
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies for the six months ended July 31, 2022.

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
Interest Rate Risk
As of July 31, 2022, we had $70.0 million of cash equivalents invested in money market funds and $0.3 million of restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $268.3 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2022, our disclosure controls and procedures were effective at the reasonableness assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced significant revenue growth in recent periods. For example, our revenue was $155.1 million, $202.6 million, and $242.1 million for the years ended January 31, 2020, 2021 and 2022, and was $113.1 million and $142.0 million for the six months ended July 31, 2021 and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we continue to grow our business, our revenue growth rates may decline due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $92.1 million, $80.3 million, and $123.4 million for the years ended January 31, 2020, 2021 and 2022, and $59.0 million and $70.6 million for the six months ended July 31, 2021 and 2022, respectively. As of July 31, 2022, we had an accumulated deficit of $591.8 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
•adverse litigation judgments, settlements, or other litigation-related costs; and
•general macroeconomic conditions in either domestic or international markets, including as a result of inflation, rising interest rates, and geopolitical uncertainty and instability such as the recent conflict in Ukraine.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2020 and 2021, respectively, and 18% in fiscal 2022. We generated 17% and 21% of our revenue outside the United States for the six months ended July 31, 2021 and July 31, 2022, respectively. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
Prolonged economic uncertainties or downturns could adversely affect our business, financial condition, and results of operations. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, could continue to cause a decrease in corporate spending on IT offerings in general and negatively affect the growth of our business. We are currently experiencing uncertainty with respect to the macroeconomic environment, including inflation and rising interest rates, and believe that the macroeconomic environment may become more challenging in the future.
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
We have taken steps to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient and breached as a result of third-party action, employee errors, technological limitations, defects or vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with a majority of our employees currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. As a result of the war in the Ukraine, there may also be a heightened risk of potential cyberattacks by state actors or others since Russia’s invasion of Ukraine. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, and security of our data and our customers’ data, but our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we have recently seen an increase in phishing attempts and spam emails in connection with the COVID-19 pandemic.
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
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice in 2020 struck down the EU-US Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018, impose additional obligations directly on us as both a data controller and a data processor, as well as on many of our customers. The European Commission approved revised standard contractual clauses for the transfer of personal data outside the European Economic Area, or EEA, in June 2021 which impose a range of new requirements on organizations exporting or importing personal data subject to the GDPR and which are required to be implemented. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK, which became effective March 21, 2022, and are required to be implemented. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. We may, in addition to other impacts from evolving laws, regulations, and guidance relating to cross-border data transfer, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. In addition, domestic data privacy laws continue to evolve and could expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, or CCPA, which took effect in January 2020, and the California Privacy Rights Act, or CPRA, which was approved by voters in November 2020, and similar legislation recently enacted or proposed in other states, require new disclosures, afford consumers new abilities, or otherwise create new obligations. The U.S. federal government also is contemplating privacy legislation. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with the GDPR, CCPA, CPRA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
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
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business, could adversely impact our business, financial condition, and results of operation.
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
As of January 31, 2022, we had $506.1 million of federal and $325.5 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030 for federal and California purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has performed a Section 382 ownership change analysis through January 31, 2022. Based on the results of this analysis, we concluded that the Company did experience an ownership change on December 31, 2021 and that our utilization of net operating loss carryforwards will be subject to an annual limitation. However, it is not expected that the annual limitation will result in the expiration of tax attribute carryforwards prior to utilization.
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire which have a twenty-year carryforward period. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs incurred in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. NOLs arising in taxable years beginning after December 31, 2020, may not be carried back. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2022 or July 31, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of July 31, 2022, we had no outstanding loan balance under this facility.
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. In addition, as a public company, we have been and may continue to be subject to stockholder activism, which can lead to additional substantial costs, distract management, cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, and impact the manner in which we operate our business in ways we cannot currently anticipate. For example, in connection with the negotiation and entry into a cooperation agreement in May 2022 with Scaler Gauge Fund, L.P., one of our stockholders, we appointed a new director and agreed to appoint an additional new director in the future, and we incurred additional general and administrative expenses during the six months ended July 31, 2022 of $2.4 million related thereto. In addition, our stock price could experience periods of increased volatility as a result of stockholder activism.
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
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Agreement, dated as of May 3, 2022, by and between Sumo Logic, Inc. and Scalar Gauge Fund LP.	8-K	001-39502	10.1	May 5, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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
SUMO LOGIC, INC.

Date: August 26, 2022	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2022	By:	/s/ Stewart Grierson
	Name:	Stewart Grierson
	Title:	Chief Financial Officer
(Principal Financial Officer)