Form 10-Q
period 2022-10-31
Sumo Logic, Inc.
filed 2022-12-06
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR
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

As of November 28, 2022, the number of outstanding shares of the registrant's common stock was 120,012,539 shares of common stock.

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
•the macroeconomic environment, including inflation and rising interest rates, industry trends or trend analysis, and the war in Ukraine;
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
•our ability to attract and retain employees and key personnel; and
•future acquisitions or investments.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sumo Logic, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$91,662	$79,986
Marketable securities, current	230,482	210,645
Accounts receivable, net	56,280	49,451
Prepaid expenses	9,791	9,792
Deferred sales commissions, current	18,790	17,110
Other current assets	2,526	2,865
Total current assets	409,531	369,849
Marketable securities, noncurrent	19,917	65,866
Property and equipment, net	4,848	4,960
Operating lease right-of-use assets	2,327	6,110
Goodwill	92,298	94,967
Acquired intangible assets, net	14,220	26,221
Deferred sales commissions, noncurrent	31,165	32,689
Other assets	1,773	1,469
Total assets	$576,079	$602,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,970	$7,755
Accrued expenses and other current liabilities	21,726	25,425
Operating lease liabilities, current	2,551	4,619
Deferred revenue, current	144,641	131,329
Total current liabilities	186,888	169,128
Operating lease liabilities, noncurrent	168	2,346
Deferred revenue, noncurrent	3,396	5,944
Other liabilities	5,654	5,744
Total liabilities	196,106	183,162
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	12	11
Additional paid-in-capital	1,009,058	944,447
Accumulated other comprehensive loss	(11,022)	(4,333)
Accumulated deficit	(618,075)	(521,156)
Total stockholders’ equity	379,973	418,969
Total liabilities and stockholders’ equity	$576,079	$602,131
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$78,952	$62,016	$220,915	$175,076
Cost of revenue	25,114	20,384	75,222	55,557
Gross profit	53,838	41,632	145,693	119,519
Operating expenses:
Research and development	26,462	25,464	80,351	69,768
Sales and marketing	38,787	33,565	113,613	95,300
General and administrative	15,906	14,015	50,454	45,258
Total operating expenses	81,155	73,044	244,418	210,326
Loss from operations	(27,317)	(31,412)	(98,725)	(90,807)
Interest and other income (expense), net	1,635	(19)	3,415	34
Interest expense	(79)	(44)	(114)	(133)
Loss before provision for income taxes	(25,761)	(31,475)	(95,424)	(90,906)
Provision (benefit) for income taxes	528	(639)	1,495	(1,107)
Net loss	$(26,289)	$(30,836)	$(96,919)	$(89,799)

Net loss per share, basic and diluted	$(0.22)	$(0.28)	$(0.83)	$(0.84)

Weighted-average shares used to compute net loss per share, basic and diluted	119,124	110,409	116,712	107,479
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(26,289)	$(30,836)	$(96,919)	$(89,799)
Other comprehensive loss:
Foreign currency translation adjustments	(1,353)	(2,077)	(4,964)	(2,154)
Unrealized loss on available-for-sale marketable securities	(488)	(218)	(1,725)	(207)
Total comprehensive loss	$(28,130)	$(33,131)	$(103,608)	$(92,160)
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2022	118,333	$12	$989,459	$(9,181)	$(591,786)	$388,504
Issuance of common stock upon exercise of stock options	655	—	1,732			1,732
Vesting of restricted stock units	884	—	—	—	—	—
Cancellation of common stock held	(28)	—	—	—	—	—
Stock-based compensation	—	—	17,867	—	—	17,867
Other comprehensive loss	—	—	—	(1,841)	—	(1,841)
Net loss	—	—	—	—	(26,289)	(26,289)
Balance at October 31, 2022	119,844	$12	$1,009,058	$(11,022)	$(618,075)	$379,973

Balance at July 31, 2021	110,133	$11	$904,076	$(111)	$(456,754)	$447,222
Issuance of common stock upon exercise of stock options	1,344	—	4,648	—	—	4,648
Vesting of restricted stock units	370	—	—	—	—	—
Vesting of early exercised stock options	—	—	49	—	—	49
Stock-based compensation	—	—	12,937	—	—	12,937
Other comprehensive loss	—	—	—	(2,295)	—	(2,295)
Net loss	—	—	—	—	(30,836)	(30,836)
Balance at October 31, 2021	111,847	$11	$921,710	$(2,406)	$(487,590)	$431,725
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	113,813	$11	$944,447	$(4,333)	$(521,156)	$418,969
Issuance of common stock upon exercise of stock options	3,236	1	11,478	—	—	11,479
Vesting of restricted stock units	2,369	—	—	—	—	—
Vesting of early exercised stock options	—	—	33	—	—	33
Issuance of common stock in connection with employee stock purchase plan	454	—	2,831	—	—	2,831
Cancellation of common stock held	(28)	—	—	—	—	—
Stock-based compensation	—	—	50,269	—	—	50,269
Other comprehensive loss	—	—	—	(6,689)	—	(6,689)
Net loss	—	—	—	—	(96,919)	(96,919)
Balance at October 31, 2022	119,844	$12	$1,009,058	$(11,022)	$(618,075)	$379,973

Balance at January 31, 2021	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	5,824	1	17,974	—	—	17,975
Exercise of common stock warrants	18	—	—	—	—	—
Vesting of restricted stock units	1,567	—	—	—	—	—
Vesting of early exercised stock options	—	—	147	—	—	147
Issuance of common stock in connection with employee stock purchase plan	280	—	4,725	—	—	4,725
Common stock issued in connection with acquisitions	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	39,127	—	—	39,127
Other comprehensive loss	—	—	—	(2,361)	—	(2,361)
Net loss	—	—	—	—	(89,799)	(89,799)
Balance at October 31, 2021	111,847	$11	$921,710	$(2,406)	$(487,590)	$431,725
See Notes to Condensed Consolidated Financial Statements

Sumo Logic, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(96,919)	$(89,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,567	9,889
Amortization of deferred sales commissions	14,819	11,353
Amortization (accretion) of marketable securities purchased at a premium (discount)	1,415	2,156
Stock-based compensation, net of amounts capitalized	49,933	39,127
Non-cash operating lease cost	2,998	3,132
Other	(217)	(1,852)
Changes in operating assets and liabilities
Accounts receivable	(6,922)	1,910
Prepaid expenses	(18)	(133)
Other assets	(538)	1,104
Deferred sales commissions	(14,975)	(16,252)
Accounts payable	10,256	4,283
Accrued expenses and other current liabilities	(2,594)	1,806
Deferred revenue	10,764	16,436
Operating lease liabilities	(3,328)	(3,371)
Other liabilities	594	265
Net cash used in operating activities	(22,165)	(19,946)
Cash flows from investing activities
Purchases of marketable securities	(184,996)	(359,587)
Maturities of marketable securities	182,563	57,958
Sales of marketable securities	25,102	15,480
Purchases of property and equipment	(386)	(1,799)
Capitalized internal-use software costs	(986)	—
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(40,340)
Net cash provided by (used in) investing activities	21,297	(328,288)
Cash flows from financing activities
Payments of deferred offering costs	—	(93)
Proceeds from employee stock purchase plan	2,831	4,725
Proceeds from exercise of common stock options	11,479	17,974
Cash paid for holdback consideration in connection with acquisitions	(456)	—
Net cash provided by financing activities	13,854	22,606
Effect of exchange rate changes on cash and cash equivalents	(1,310)	(174)
Change in cash and cash equivalents and restricted cash	11,676	(325,802)
Cash and cash equivalents and restricted cash:
Beginning of period	80,286	404,440
End of period	$91,962	$78,638
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,804	$831
Cash paid for interest	68	63
Supplemental non-cash investing and financing information
Vesting of early exercised options	33	148
Common stock and assumed awards issued as consideration for acquisitions	—	30,499
Unpaid cash consideration for acquisitions	—	456
Stock-based compensation capitalized as internal-use software costs	336	—
Property and equipment accrued but not yet paid	—	40
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$91,662	$78,288
Restricted cash included in other current assets	300	350
Total cash, cash equivalents, and restricted cash	$91,962	$78,638
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
These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
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
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Related party transactions were not material as of October 31, 2022 or January 31, 2022, or for the nine months ended October 31, 2022 or 2021.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its condensed consolidated financial statements. The section below describes the impact from newly adopted pronouncements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The adoption of the standard will impact future business combinations. The Company has elected to early adopt this guidance as of February 1, 2022. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements for the nine months ended October 31, 2022 as no business combination activities occurred during this period.
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
The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	As of October 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$77,275	$—	$—	$77,275
Corporate debt securities	—	1,405	—	1,405
Marketable securities:
U.S. Treasury securities	—	51,780	—	51,780
Corporate debt securities	—	148,508	—	148,508
Commercial paper	—	36,856	—	36,856
Foreign government obligations	—	4,736	—	4,736
Certificates of deposit	—	8,519	—	8,519
Total financial assets	$77,275	$251,804	$—	$329,079

	As of January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,742	$—	$—	$70,742
Marketable securities:
U.S. Treasury securities	—	67,476	—	67,476
Corporate debt securities	—	167,160	—	167,160
Commercial paper	—	19,033	—	19,033
Foreign government obligations	—	7,607	—	7,607
Supranational securities	—	12,922	—	12,922
Certificates of deposit	—	2,313	—	2,313
Total financial assets	$70,742	$276,511	$—	$347,253
The Company had $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of October 31, 2022 and January 31, 2022, respectively.
In connection with the Loan and Security agreement, discussed in Note 6, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other income (expense), net in the Company’s condensed consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional paid-in capital in the Company’s condensed consolidated balance sheet. During the nine months ended October 31, 2022, no warrants were exercised. During the nine months ended October 31, 2021, 21,746 warrants were exercised. There were no transfers between levels of the fair value hierarchy during the nine months ended October 31, 2022 and 2021, respectively.

The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheet as of October 31, 2022 and January 31, 2022, respectively (in thousands):

	As of October 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$52,424	$—	$(644)	$51,780
Corporate debt securities	150,200	4	(1,696)	148,508
Commercial paper	36,977	—	(121)	36,856
Foreign government obligations	4,790	—	(54)	4,736
Certificates of deposit	8,617	—	(98)	8,519
Total marketable securities	$253,008	$4	$(2,613)	$250,399

	As of January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury securities	$67,770	$—	$(294)	$67,476
Corporate debt securities	167,693	3	(536)	167,160
Commercial paper	19,052	—	(19)	19,033
Foreign government obligations	7,640	—	(33)	7,607
Supranational securities	12,923	—	(1)	12,922
Certificates of deposit	2,319	—	(6)	2,313
Total marketable securities	$277,397	$3	$(889)	$276,511
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
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

October 31, 2022
Due in one year or less	$230,482
Due after one year and within five years	19,917
Total marketable securities	$250,399
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
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation expense. These shares are subject to risk of forfeiture which lapse in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of

$0.2 million during the nine months ended October 31, 2022, and $0.3 million and $0.4 million during the three and nine months ended October 31, 2021, respectively. The Company recorded a credit to stock-based compensation expense for the three months ended October 31, 2022 of $0.3 million primarily due to the reversal of unvested restricted common stock recognized in prior periods. As of October 31, 2022, the remaining unrecognized stock-based compensation expense was $0.1 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was held back by the Company as partial security for certain indemnification obligations to be released 12 months after the acquisition date, subject to reduction for any indemnification claims. The $0.5 million of consideration held back was released during the second quarter of fiscal 2023.
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
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapse in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million and $1.0 million during the three and nine months ended October 31, 2022, respectively, and $0.3 million and $0.6 million during the three and nine months ended October 31, 2021, respectively. As of October 31, 2022, the remaining unrecognized stock-based compensation expense was $0.8 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations to be released 12 months after the acquisition date, subject to reduction for any indemnification claims. The Company released the consideration placed in escrow during the third quarter of fiscal 2023.
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
Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	October 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$41,926	$(29,872)	$12,054	1.6
Customer relationships	3,000	(834)	2,166	3.7
Total	$44,926	$(30,706)	$14,220

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,650	$(20,046)	$23,604	2.1
Customer relationships	3,000	(383)	2,617	4.4
Total	$46,650	$(20,429)	$26,221
The Company recorded amortization expense of $3.5 million and $3.8 million during the three months ended October 31, 2022 and 2021, respectively, and $10.8 million and $8.4 million during the nine months ended October 31, 2022 and 2021, respectively. There was no impairment of intangible assets recorded for the nine months ended October 31, 2022 or 2021. There was no fully amortized intangible assets written off during the nine months ended October 31, 2022. Fully amortized intangible assets were written off in the amount of $1.0 million during the year ended January 31, 2022.
As of October 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
Remainder of fiscal 2023	$2,054
2024	8,214
2025	3,136
2026	600
2027	216
Total amortization expense	$14,220
As of January 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2023	$13,298
2024	8,789
2025	3,317
2026	600
2027	217
Total amortization expense	$26,221

Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 31, 2022 was as follows (in thousands):

Amounts
Balance as of January 31, 2022	$94,967
Foreign currency translation	(2,669)
Balance as of October 31, 2022	$92,298
There was no impairment of goodwill recorded for the nine months ended October 31, 2022 or 2021.
5. Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2025. The leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include (i) renewal options at the election of the Company to renew or extend the lease for an additional 5 years, and/or (ii) options to terminate the lease early, subject to certain termination penalties and fees. These optional renewal and terminations periods have not been considered in the determination of the right-of-use assets (“RoU”) and lease liabilities associated with these leases, as the Company did not consider it reasonably certain it would exercise the options. During the second quarter of fiscal 2023, the Company exercised the option to early terminate one of its office leases, resulting in the related right-of-use asset balance being written off with no corresponding lease liability remaining on the Company’s balance sheet. This action resulted in a $0.1 million gain recognized in interest and other income (expense), net in the Company’s condensed consolidated statements of operations during the nine months ended October 31, 2022.
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of October 31, 2022.
The following table presents the components of operating lease expense (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating lease expense	$975	$1,109	$3,115	$3,367
Variable lease expense	114	115	364	381
Short-term lease expense	118	20	277	39
Sublease income	67	65	197	151
As of October 31, 2022, the weighted average remaining lease term was 0.7 years and the weighted average discount rate used to determine the net present value of the lease liability was 3.0%.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1,081	$1,190	$3,433	$3,580

As of October 31, 2022, remaining maturities of lease liabilities are as follows (in thousands):

Amount
Remainder of fiscal 2023	$1,096
2024	1,638
2025	19
Total lease payments	$2,753
Less: imputed interest	(34)
Present value of lease liabilities	$2,719
6. Debt
In February 2021, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB Agreement”) which provides for a revolving line of credit facility. The SVB Agreement amends and restates the Loan and Security Agreement dated January 31, 2016. Under the SVB Agreement, the Company can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by the Company’s adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of the Company’s assets and includes restrictive covenants, in each case subject to certain exceptions, that limit the Company’s ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, the Company is required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable. As of October 31, 2022 and January 31, 2022, the Company did not have any debt balance outstanding. The Company was in compliance with the financial covenants associated with the amended Agreement as of October 31, 2022.
7. Commitments and Contingencies
Non-Cancellable Purchase Commitments
During the nine months ended October 31, 2022, there were no material changes, outside the ordinary course of business, to the Company’s contractual obligations and commitments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022.
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
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of October 31, 2022 or January 31, 2022.

8. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$60,437	$49,742	$172,280	$143,966
International	18,515	12,274	48,635	31,110
Total revenue	$78,952	$62,016	$220,915	$175,076
No individual foreign country contributed 10% or more of revenue for the three and nine months ended October 31, 2022 and 2021.
No customer individually accounted for 10% or more of the Company’s revenue for the three and nine months ended October 31, 2022 or 2021.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $68.2 million and $48.8 million during the three months ended October 31, 2022 and 2021, respectively, and $125.0 million and $97.2 million during the nine months ended October 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of October 31, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $354.9 million and the Company expects to recognize approximately 95% as revenue for these remaining performance obligations over the next twenty-four months, with the remaining balance recognized thereafter.
Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company performs ongoing credit evaluations of its customers. The allowance for credit losses was $0.4 million and $0.3 million as of October 31, 2022 and January 31, 2022, respectively.
As of October 31, 2022, one customer accounted for 18% of total accounts receivable. As of January 31, 2022, no customer accounted for 10% or more of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due. Unbilled receivables totaled $3.9 million and $1.9 million as of October 31, 2022 and January 31, 2022, respectively, and were recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There are no contract assets on the condensed consolidated balance sheet as of October 31, 2022 and January 31, 2022, respectively.
Deferred Sales Commissions
The Company capitalized sales commission of $5.6 million and $6.8 million during the three months ended October 31, 2022 and 2021, respectively, and $15.0 million and $16.3 million during the nine months ended October 31, 2022 and 2021, respectively. Amortized costs were $5.1 million and $4.2 million for the three months ended October 31, 2022 and 2021, respectively, and $14.8 million and $11.4 million during the nine months ended October 31, 2022 and 2021, respectively. There was no impairment loss in relation to deferred sales commissions for the nine months ended October 31, 2022 or 2021.

9. Stockholders’ Equity and Equity Incentive Plans
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1.0 billion shares of common stock at a par value of $0.0001 as of October 31, 2022 and January 31, 2022. As of October 31, 2022 and January 31, 2022, approximately 119.8 million and 113.8 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of October 31, 2022 and January 31, 2022, no dividends had been declared.
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
As of October 31, 2022, there were 9.9 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
Stock Options
The following table is a summary of option activity during the nine months ended October 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2022	15,928	$4.20	5.9	$123,382
Options granted	—	$—
Options exercised	(3,213)	$3.53
Options cancelled	(1,000)	$9.15
Balance at October 31, 2022	11,715	$3.96	5.0	$48,225
Options exercisable at October 31, 2022	10,969	$3.63	4.9	$44,709
No stock options were granted during the three and nine months ended October 31, 2022 and 2021, respectively. The aggregate intrinsic value of options exercised during the three months ended October 31, 2022 and 2021 was $3.6 million and $19.4 million, respectively, and $18.8 million and $99.5 million during the nine months ended October 31, 2022 and 2021, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of October 31, 2022, there was $3.9 million of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 0.9 years.

Early Exercise of Employee Options
All early exercised options were fully vested in the first quarter of fiscal 2023. As of January 31, 2022, the Company had a liability of less than $0.1 million for 10,750 shares of common stock that were unvested and early exercised by employees.
Restricted Stock Units
The following table is a summary of RSU activity for the nine months ended October 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2022	9,502	$17.20
Granted(a)	11,661	$8.80
Released	(2,369)	$15.72
Forfeited	(2,769)	$15.25
Balance at October 31, 2022	16,025	$11.65
RSUs expected to vest at October 31, 2022	16,025	$11.65
______________
(a)Includes 1,023,797 awards subject to both service-based and performance-based vesting conditions based on a 100% attainment rate.
As of October 31, 2022, there was $156.4 million of total unrecognized compensation expense related to unvested employee and director RSUs, of which $3.3 million is for the RSUs subject to certain other performance metrics. Total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 2.9 years.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 14,294 and 29,771 options remained outstanding as of October 31, 2022 and January 31, 2022, respectively. As of October 31, 2022, 8,620 options were vested and exercisable with a weighted-average exercise price of $4.77, and the total unrecognized compensation expense related to these awards was $0.1 million. During the nine months ended October 31, 2022, 15,477 options were exercised.
Jask Labs Inc. Plans
In connection with the acquisition of Jask Labs Inc. (“Jask Labs”), the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan, at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 35,556 and 64,622 options remained outstanding as of October 31, 2022 and January 31, 2022, respectively. As of October 31, 2022, 33,045 options were vested and exercisable with a weighted-average exercise price of $9.04, and the total unrecognized compensation expense related to these awards was less than $0.1 million. During the nine months ended October 31, 2022, 6,885 options were exercised.
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
The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $0.8 million during the three months ended October 31, 2022 and 2021, respectively, and $2.0 million and $3.3 million during the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022 and January 31, 2022, $1.9 million and $1.3 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of October 31, 2022, there was $62.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.9 years.
During the nine months ended October 31, 2022 and 2021, 454,390, and 279,600 shares of common stock were issued under the ESPP, respectively.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$418	$191	$1,092	$520
Research and development(a)	7,511	6,441	21,606	16,957
Sales and marketing	5,237	3,749	13,871	11,393
General and administrative	4,551	2,556	13,364	10,257
Total stock-based compensation expense	$17,717	$12,937	$49,933	$39,127
________________
(a)During the three and nine months ended October 31, 2022, the Company capitalized stock-based compensation of $0.1 million and $0.3 million related to internal-use software development costs, respectively. During the three and nine months ended October 31, 2021, the Company did not capitalize any stock-based compensation related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. The Company recorded $0.2 million and $0.6 million in stock-based compensation expense, respectively, related to the vesting of the restricted common stock during the three and nine months ended October 31, 2021, respectively. The awards were fully vested as of October 31, 2021.
During the nine months ended October 31, 2022 and 2021, the Company granted 1,023,797 and 105,419 awards, respectively, to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions. For awards granted during the nine months ended October 31, 2022, the total number of shares earned will be based on the Company’s performance against a specific metric for fiscal year 2023, unless such period is otherwise truncated per the terms of the award agreement. The number of shares earned and eligible for service-based vesting can range between 0% to 167% of target for our chief executive officer and between 0% and 125% for our other executives. For awards granted during the nine months ended October 31, 2022, stock-based compensation expense of $0.9 million and $3.3 million was recognized for the three and nine months ended October 31, 2022, respectively. No stock-based compensation expense was recognized on the awards that were granted during the nine months ended October 31, 2021 as the performance-based vesting conditions were not met.
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
The Company recorded income tax expense of $0.5 million and $1.5 million for the three and nine months ended October 31, 2022, respectively. The Company recorded an income tax benefit of $0.6 million and $1.1 million for the three and nine months ended October 31, 2021, respectively. Income tax expense consists primarily of income taxes in foreign jurisdictions in which the Company conducts business. Due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, capitalized research and development, and other book versus tax differences was maintained.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(26,289)	$(30,836)	$(96,919)	$(89,799)
Weighted-average shares outstanding, basic and diluted	119,124	110,409	116,712	107,479
Net loss per share, basic and diluted	$(0.22)	$(0.28)	$(0.83)	$(0.84)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Stock options	11,715	17,795	11,715	17,795
RSUs	16,423	6,834	16,423	6,834
ESPP	283	205	283	205
Warrants	11	11	11	11
Shares subject to repurchase	97	242	97	242
Assumed options for acquisitions	50	149	50	149
Issuable shares for acquisitions	—	194	—	194
Total anti-dilutive securities	28,579	25,430	28,579	25,430

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
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For the nine months ended October 31, 2022 and 2021, our revenue was $220.9 million and $175.1 million, respectively, representing a period over period growth rate of 26%. For the nine months ended October 31, 2022 and 2021, our annualized recurring revenue (“ARR”) was $298.9 million and $244.3 million, respectively, representing a period over period growth rate of 22%. We generated GAAP operating losses of $98.7 million and $90.8 million for the nine months ended October 31, 2022 and 2021, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement. We generated non-GAAP operating losses of $33.5 million and $37.1 million for the nine months ended October 31, 2022 and 2021, respectively. See “Key Factors Affecting Our Performance” for a definition of ARR. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.
Impact of COVID-19
As a result of the ongoing COVID-19 pandemic, we have reduced capacity at our offices, continue to support many of our employees and contractors in working remotely, and have reduced business travel, all of which represent a continued disruption in how we operate our business. In May 2020, as part of our efforts to respond to the COVID-19 pandemic and ensure longer-term financial stability, we initiated cost reduction measures, including a headcount reduction. The operations of our partners and customers have likewise been disrupted, and we believe this has caused delays in renewal decisions for some of our existing customers, caused customers to request concessions such as extended payment terms or better pricing, and affected contraction or churn rates for our customers. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, and the effectiveness of vaccination efforts, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. However, we believe that the COVID-19 pandemic will continue to accelerate customer transformation into digital businesses, which we anticipate could generate additional opportunities for us in the future. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. See “Risk Factors — The global COVID-19 pandemic has harmed and could continue to harm our business and results of operations” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe the continued trend of digital transformation and increase in digital services and cloud applications across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of October 31, 2022, we had over 2,400 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we anticipate that continued economic uncertainty, including as a result of the COVID-19 pandemic and expectations that the macroeconomic environment may become more challenging in the future, may adversely affect our ability to add new customers in the future. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.
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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate as of October 31, 2022 and 2021, was 115% and 106%, respectively. Due to the realignment of our sales force, which will likely result in a relatively higher focus on new customer acquisitions, we expect it will take several quarters before we start to see a sustained improvement in our dollar-based net retention rate.
Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 501 as of October 31, 2022 and 438 as of October 31, 2021.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 23% and 22% of our revenue outside the United States during the three and nine months ended October 31, 2022, respectively, and 20% and 18% for the three and nine months ended October 31, 2021, respectively. We believe that global demand for observability and security analytics will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, and Europe, with sales offices in Sydney, Australia, Noida, India, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one to two years, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. We deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for the nine months ended October 31, 2022 and 2021.
Cost of Revenue
Cost of revenue includes all direct costs to deliver and support our platform, including personnel and related costs, third-party cloud infrastructure costs for hosting our cloud platform, amortization of internal-use software and acquired developed technology, as well as allocated facilities and IT costs.
As new customers purchase access to our platform and our existing customer base expands their utilization of our platform, we will incur greater cloud infrastructure costs related to the increased volume of data being hosted. We will continue to invest additional resources in our platform infrastructure and customer support organizations to expand the capabilities of our platform features and ensure that our customers are realizing the full benefit of our platform. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and has been and will continue to be affected by various factors, including the timing and amount of investments to maintain or expand our cloud infrastructure, the continued growth of data being hosted on our platform and customer support teams, increased compensation expenses, as well as amortization of costs associated with capitalized internal-use software and acquired intangible assets. We expect our gross profit to increase and our gross margin to remain consistent over the near term due to the continued growth in the use of our platform, but increase modestly over the longer term with cost efficiencies related to our cloud infrastructure, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	$78,952	$62,016	$220,915	$175,076
Cost of revenue(1)(2)(3)	25,114	20,384	75,222	55,557
Gross profit	53,838	41,632	145,693	119,519
Operating expenses:
Research and development(1)(3)	26,462	25,464	80,351	69,768
Sales and marketing(1)(2)(3)	38,787	33,565	113,613	95,300
General and administrative(1)(3)(4)	15,906	14,015	50,454	45,258
Total operating expenses	81,155	73,044	244,418	210,326
Loss from operations	(27,317)	(31,412)	(98,725)	(90,807)
Interest and other income (expense), net	1,635	(19)	3,415	34
Interest expense	(79)	(44)	(114)	(133)
Loss before provision for income taxes	(25,761)	(31,475)	(95,424)	(90,906)
Provision (benefit) for income taxes	528	(639)	1,495	(1,107)
Net loss	$(26,289)	$(30,836)	$(96,919)	$(89,799)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$419	$192	$1,105	$558
Research and development(a)	7,583	6,538	21,889	17,499
Sales and marketing	5,304	3,794	14,111	11,807
General and administrative	4,595	2,727	13,530	10,821
Total stock-based compensation expense and related employer payroll taxes	$17,901	$13,251	$50,635	$40,685
(a)See Note 9 to our condensed consolidated financial statements for the capitalized stock-based compensation expense related to internal-use software development costs.
(2)Includes amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$3,335	$3,614	$10,395	$8,157
Sales and marketing	150	150	450	233
Total amortization of acquired intangible assets	$3,485	$3,764	$10,845	$8,390
(3)Includes acquisition-related expenses as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue	$76	$97	$228	$151
Research and development	48	297	597	535
Sales and marketing	95	95	281	181
General and administrative	—	—	—	3,756
Total acquisition-related expenses	$219	$489	$1,106	$4,623

(4)Includes third-party advisory and professional services expenses associated with a cooperation agreement as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
General and administrative	$250	$—	$2,604	$—
Total expenses related to a cooperation agreement	$250	$—	$2,604	$—
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	32	33	34	32
Gross profit	68%	67%	66%	68%
Operating expenses:
Research and development	34	41	36	40
Sales and marketing	49	54	51	54
General and administrative	20	23	23	26
Total operating expenses	103%	118%	111%	120%
Loss from operations	(35)	(51)	(45)	(52)
Interest and other income (expense), net	2	—	2	—
Interest expense	—	—	—	—
Loss before provision for income taxes	(33)	(51)	(43)	(52)
Provision (benefit) for income taxes	—	(1)	1	(1)
Net loss	(33)%	(50)%	(44)%	(51)%
____________
Note: Certain figures may not sum due to rounding.
Comparison of Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Revenue	$78,952	$62,016	$16,936	27%
Revenue increased by $16.9 million, or 27%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. Approximately 90% of the revenue was attributable to existing customers, and approximately 10% was attributable to new customers for the three months ended October 31, 2022. The number of customers with greater than $100,000 of ARR increased to 501 as of October 31, 2022 from 438 as of October 31, 2021.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Cost of revenue	$25,114	$20,384	$4,730	23%
Gross profit	53,838	41,632	12,206	29%
Gross margin	68%	67%
Cost of revenue increased by $4.7 million, or 23%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in cost of revenue was primarily due to a $5.0 million increase in third-party cloud infrastructure costs and personnel costs related to providing access to and supporting our platform partially offset by a decrease in amortization of acquired developed technology of $0.3 million due to certain acquired developed technology assets being fully amortized. Gross profit increased $12.2 million and gross margin increased 1% primarily as a result of increased revenue and several initiatives to continue to optimize our cloud infrastructure costs and platform efficiency.
Research and Development

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Research and development	$26,462	$25,464	$998	4%
Percentage of revenue	34%	41%
Research and development expenses increased by $1.0 million, or 4%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in research and development expenses was primarily driven by a $1.0 million increase in personnel and related expenses primarily related to stock-based compensation expense and related employer payroll taxes. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $0.6 million, partially offset by a $0.4 million increase in capitalized internal-use software.
Sales and Marketing

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Sales and marketing	$38,787	$33,565	$5,222	16%
Percentage of revenue	49%	54%
Sales and marketing expenses increased by $5.2 million, or 16%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in sales and marketing expenses was primarily driven by a $4.3 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in our go-to-market coverage, capacity, and expansion into new markets, of which $1.5 million was related to stock-based compensation expense and related employer payroll taxes . In addition, advertising and promotional costs, and third-party public relations and marketing services increased by $0.5 million and software subscription costs increased by $0.2 million as we continue to increase our efforts to execute our market expansion strategy.

General and Administrative

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
General and administrative	$15,906	$14,015	$1,891	13%
Percentage of revenue	20%	23%
General and administrative expenses increased by $1.9 million, or 13%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in general and administrative expenses was primarily driven by a $3.9 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in personnel to support the growth of our business and reporting and compliance requirements, partially offset by a $1.6 million decrease in professional fees and a $0.4 million decrease in insurance related costs.
Interest and Other Income (Expense), Net

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$1,635	$(19)	$1,654	(8,705)%
Interest and other income (expense), net increased by $1.7 million, or 8,705%, during the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in interest and other income (expense), net was primarily driven by an increase in interest income due to higher yield on invested funds.
Interest Expense

	Three Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest expense	$(79)	$(44)	$(35)	80%
Interest expense consists of amortization of costs related to our line of credit facility. The change between the three months ended October 31, 2022 and 2021 was immaterial.
Comparison of Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Revenue	$220,915	$175,076	$45,839	26%
Revenue increased by $45.8 million, or 26%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. Approximately 90% of the revenue was attributable to existing customers, and approximately 10% was attributable to new customers for the nine months ended October 31, 2022. The number of customers with greater than $100,000 of ARR increased to 501 as of October 31, 2022 from 438 as of October 31, 2021.

Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Cost of revenue	$75,222	$55,557	$19,665	35%
Gross profit	145,693	119,519	26,174	22%
Gross margin	66%	68%
Cost of revenue increased by $19.7 million, or 35%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in cost of revenue was primarily due to a $17.6 million increase in third-party cloud infrastructure costs and personnel costs related to providing access to and supporting our platform and a $2.2 million increase in amortization of acquired developed technology as a result of our acquisitions of Sensu, Inc., or Sensu, and DFLabs S.p.A., or DFLabs, in the second quarter of fiscal 2022. Gross profit increased $26.2 million while gross margin decreased 2% primarily as a result of increased third-party cloud infrastructure costs and increased amortization of acquired developed technology.
Research and Development

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Research and development	$80,351	$69,768	$10,583	15%
Percentage of revenue	36%	40%
Research and development expenses increased by $10.6 million, or 15%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in research and development expenses was primarily driven by a $10.2 million increase in personnel and related expenses directly associated with an increase in average headcount as we continued to hire and increase resources to develop and expand the functionality of our software offerings, of which $4.4 million was related to stock-based compensation expense and related employer payroll taxes. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $1.8 million, partially offset by a $1.0 million increase in capitalized internal-use software.
Sales and Marketing

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Sales and marketing	$113,613	$95,300	$18,313	19%
Percentage of revenue	51%	54%

Sales and marketing expenses increased by $18.3 million, or 19%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in sales and marketing expenses was primarily driven by a $13.3 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in our go-to-market coverage, capacity, and expansion into new markets. In addition, advertising and promotional costs, and third-party public relations and marketing services increased by $2.5 million, amortization of referral fees increased by $1.2 million, and software subscription costs increased by $0.6 million as we continue our efforts to execute our market expansion strategy.

General and Administrative

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
General and administrative	$50,454	$45,258	$5,196	11%
Percentage of revenue.	23%	26%
General and administrative expenses increased by $5.2 million, or 11%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in general and administrative expenses was primarily driven by a $7.9 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head, and a $2.6 million increase in third-party fees related to a cooperation agreement, partially offset by the absence of $3.8 million in acquisition-related expenses during the nine months ended October 31, 2022 and a $1.2 million decrease in professional fees.
Interest and Other Income (Expense), Net

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$3,415	$34	$3,381	9,944%
Interest and other income (expense), net increased by $3.4 million, or 9,944%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in interest and other income (expense), net was primarily driven by an increase in interest income due to higher yield on invested funds.
Interest Expense

	Nine Months Ended October 31,
	2022	2021	Change	% Change

	(dollars in thousands)
Interest expense	$(114)	$(133)	$19	(14)%
Interest expense decreased by less than $0.1 million, or 14%, during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The decrease in interest expense was primarily driven by lower amortization of costs related to our line of credit facility.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. The following table sets forth our non-GAAP gross profit and non-GAAP gross margin for the periods indicated (dollars in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Gross profit	$53,838	$41,632	$145,693	$119,519
Add: Stock-based compensation expense and related employer payroll taxes	419	192	1,105	558
Add: Amortization of acquired intangible assets	3,335	3,614	10,395	8,157
Add: Acquisition-related expenses	76	97	228	151
Non-GAAP gross profit	$57,668	$45,535	$157,421	$128,385

Gross margin	68%	67%	66%	68%
Non-GAAP gross margin	73%	73%	71%	73%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Loss from operations	$(27,317)	$(31,412)	$(98,725)	$(90,807)
Add: Stock-based compensation expense and related employer payroll taxes	17,901	13,251	50,635	40,685
Add: Amortization of acquired intangible assets	3,485	3,764	10,845	8,390
Add: Acquisition-related expenses	219	489	1,106	4,623
Add: Expenses related to a cooperation agreement	250	—	2,604	—
Non-GAAP operating loss	$(5,462)	$(13,908)	$(33,535)	$(37,109)

Operating margin	(35)%	(51)%	(45)%	(52)%
Non-GAAP operating margin	(7)%	(22)%	(15)%	(21)%

Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, and expenses related to a cooperation agreement. The following table sets forth our non-GAAP net loss for the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(26,289)	$(30,836)	$(96,919)	$(89,799)
Add: Stock-based compensation expense and related employer payroll taxes	17,901	13,251	50,635	40,685
Add: Amortization of acquired intangible assets	3,485	3,764	10,845	8,390
Add: Acquisition-related expenses	219	489	1,106	4,623
Add: Expenses related to a cooperation agreement	250	—	2,604	—
Non-GAAP net loss	$(4,434)	$(13,332)	$(31,729)	$(36,101)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cash used in operating activities	$(8,726)	$(12,689)	$(22,165)	$(19,946)
Less: Purchases of property and equipment	—	(498)	(386)	(1,799)
Less: Capitalized internal-use software costs	(381)	—	(986)	—
Free cash flow	$(9,107)	$(13,187)	$(23,537)	$(21,745)

Cash provided by (used) in investing activities	$16,914	$(10,228)	$21,297	$(328,288)
Cash provided by financing activities	$1,732	$4,647	$13,854	$22,606
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $618.1 million as of October 31, 2022. As of October 31, 2022, we had $91.7 million in cash and cash equivalents and $250.4 million in marketable securities.
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
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security

Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of October 31, 2022, we did not have any debt outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions and to a lesser extent, premium support services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2022, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $354.9 million, of which we expect to recognize approximately 95% as revenue over the next 24 months, with the remaining balance recognized thereafter. As of October 31, 2022, we had deferred revenue of $148.0 million, of which $144.6 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(22,165)	$(19,946)
Investing activities	$21,297	$(328,288)
Financing activities	$13,854	$22,606
Operating Activities
Our largest source of operating cash is cash collections from sales of subscriptions to our customers. Our primary uses of cash from operating activities are for personnel and related expenses, marketing expenses, and third-party cloud infrastructure and software costs. In the last several years, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from equity financings.
Cash used in operating activities for the nine months ended October 31, 2022 of $22.2 million consisted of our net loss of $96.9 million, adjusted for non-cash charges of $81.5 million and net cash outflows of $6.8 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $49.9 million, amortization of deferred sales commissions of $14.8 million, depreciation and amortization of $12.6 million, and $3.0 million of non-cash operating lease costs. Net cash outflows from changes in operating assets and liabilities were primarily the result of a $15.0 million increase in deferred sales commissions due to commissions paid on new bookings, a $6.9 million increase in accounts receivable due to new billings outpacing collections during the period, a $3.3 million decrease in lease liabilities due to monthly rental payments for our operating leases and a $0.6 million increase in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash outflows were partially offset by cash inflows resulting from a $10.8 million increase in deferred revenue resulting from increased billings for subscriptions and a $7.7 million increase in accounts payable and accrued expenses due to timing of payments to vendors.
Cash used in operating activities for the nine months ended October 31, 2021 of $19.9 million consisted of our net loss of $89.8 million, adjusted for non-cash charges of $63.8 million and net cash inflows of $6.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $39.1 million, amortization of deferred sales commissions of $11.4 million, depreciation and amortization of $9.9 million, and $3.1 million of non-cash operating lease costs. Net cash inflows from changes in operating assets and liabilities were primarily the result of a $16.4 million increase in deferred revenue resulting from increased billings for subscriptions, a $6.1 million increase in accounts payable and accrued expenses due to the timing of payments to vendors, a $1.9 million decrease in accounts receivable due to collections being greater than billings during the period, and a $1.0 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid. Net cash inflows were partially offset by cash outflows resulting from a $16.3 million increase in deferred sales commissions due to commissions paid on new bookings and a $3.4 million decrease in lease liabilities due to monthly rental payments for our operating leases.
Investing Activities
Cash provided by investing activities for the nine months ended October 31, 2022 of $21.3 million primarily consisted of $207.7 million of maturities and sales of marketable securities partially offset by $185.0 million of purchases of marketable securities and $1.4 million in purchases of property and equipment primarily related to an increase of capitalized internal-use software development costs as well as purchases of computer hardware.
Cash used in investing activities for the nine months ended October 31, 2021 of $328.3 million primarily consisted of purchases of marketable securities of $359.6 million, cash paid for acquisitions, net of cash and restricted cash acquired of $40.3 million, and $1.8 million in purchases of property and equipment primarily related to leasehold improvements and purchases of computers for new employees partially offset by $73.4 million of maturities and of marketable securities.
Financing Activities
Cash provided by financing activities for the nine months ended October 31, 2022 of $13.9 million consisted of proceeds from common stock option exercises of $11.5 million and proceeds from employee stock purchase plan of $2.8 million, partially offset by $0.5 million of cash paid for holdback consideration in connection with acquisitions.
Cash provided by financing activities for the nine months ended October 31, 2021 of $22.6 million primarily consisted of proceeds from common stock option exercises of $18.0 million and proceeds from employee stock purchase plan of $4.7 million.
Contractual Obligations and Commitments
The Company enters into contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. The Company’s material contractual obligations consist of third-party cloud infrastructure and lease arrangements with its corporate facilities. Refer to Notes 5 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Our significant accounting policies are described in the section titled "Summary of Significant Accounting Policies” in Note 2 in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies for the nine months ended October 31, 2022.

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
Interest Rate Risk
As of October 31, 2022, we had $77.3 million of cash equivalents invested in money market funds and $0.3 million of restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $250.4 million in marketable securities, which consisted of U.S. Treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, and certificates of deposits. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2022, our disclosure controls and procedures were effective at the reasonableness assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced significant revenue growth in recent periods. For example, our revenue was $155.1 million, $202.6 million, and $242.1 million for the years ended January 31, 2020, 2021 and 2022, and was $175.1 million and $220.9 million for the nine months ended October 31, 2021 and 2022, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we continue to grow our business, our revenue growth rates may decline due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to the macroeconomic environment, including inflation and rising interest rates, and global societal and economic disruption as a result of the COVID-19 pandemic.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $92.1 million, $80.3 million, and $123.4 million for the years ended January 31, 2020, 2021 and 2022, and $89.8 million and $96.9 million for the nine months ended October 31, 2021 and 2022, respectively. As of October 31, 2022, we had an accumulated deficit of $618.1 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase significantly over the next several years, as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
In light of the uncertain and evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, our customers, and the communities in which we operate, and we may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers. In particular, governmental authorities have in the past instituted shelter-in-place policies or other restrictions in many jurisdictions in which we operate, including in the San Francisco Bay Area where our headquarters are located. Even once shelter-in-place policies or other governmental restrictions have been lifted, we have taken a measured and careful approach to have employees returning to offices and travel for business. These precautionary measures and policies could negatively impact employee recruiting, productivity, training and development, and collaboration, or otherwise disrupt our business operations. The extent and duration of working remotely may also affect our ability to attract and retain employees, manage employee expectations regarding returning to offices, and expose us to increased risks of security breaches or incidents. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, in the first half of fiscal 2021, we took a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including effecting a hiring pause, implementing a reduction in executive salaries, and implementing headcount reductions across our company, and we may be required to take similar actions in the future.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% of our revenue outside the United States in each of fiscal 2020 and 2021, respectively, and 18% in fiscal 2022. We generated 18% and 22% of our revenue outside the United States for the nine months ended October 31, 2021 and October 31, 2022, respectively. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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
With the acquisition of Sensu, an edition of one of our offerings, Sensu Go, is freely available under a permissive open source software license, the MIT license. That version is complemented by paid versions of Sensu under proprietary or other limited license terms, employing a business strategy called open-core licensing model, which has spurred adoption of paid offerings with additional features or commercial benefits. We may in the future have additional open source editions of our paid offerings. However, open source editions typically have very low conversion rates to paid editions, and we may not be able to convert users to customers at a rate high enough to offset the expense of maintaining the open source edition. While open source offerings can enjoy the benefit of community contributions and support, we may not be able to engage the community sufficiently to take advantage of this potential benefit. Moreover, open source offerings under a permissive license can be freely used by competitors without any consideration. Competitors can, for example, easily copy the project and create a competing one that may divert potential customers from our open source or paid offerings. This may result in our expending significant effort and expense maintaining an offering that will benefit our competitors. In addition, managing trademark and branding rights for open source offerings can be difficult, because the law regarding the interaction of trademark rights and open source licensing is evolving and uncertain. It may therefore be risky or difficult to enforce our trademark and branding rights for open source offerings. Finally, in the event we later wish to cease support of an open source edition in favor of paid editions, that decision may draw criticism, result in negative public relations, and reduce the popularity of the paid offerings.
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
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire which have a twenty-year carryforward period. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs incurred in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. NOLs arising in taxable years beginning after December 31, 2020, may not be carried back. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2022 or October 31, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of October 31, 2022, we had no outstanding loan balance under this facility.
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. In addition, as a public company, we have been and may continue to be subject to stockholder activism, which can lead to additional substantial costs, distract management, cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, and impact the manner in which we operate our business in ways we cannot currently anticipate. For example, in connection with the negotiation and entry into a cooperation agreement in May 2022 with Scaler Gauge Fund, L.P., one of our stockholders, we appointed a new director and agreed to appoint an additional new director in the future, and we incurred additional general and administrative expenses during the nine months ended October 31, 2022 of $2.6 million related thereto. In addition, our stock price could experience periods of increased volatility as a result of stockholder activism.
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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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
SUMO LOGIC, INC.

Date: December 6, 2022	By:	/s/ Ramin Sayar
	Name:	Ramin Sayar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2022	By:	/s/ Stewart Grierson
	Name:	Stewart Grierson
	Title:	Chief Financial Officer
(Principal Financial Officer)