Form 10-K
period 2023-01-31
Sumo Logic, Inc.
filed 2023-03-16
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-39502

Sumo Logic, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2234444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 Main Street, Suite 100
Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)
(650) 670-8002
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SUMO	Nasdaq Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant §240.1D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on July 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq Global Select Market, was approximately $778.2 million. All executive officers and directors of the registrant and all holders of 5% of more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be affiliates of the registrant.

The registrant had outstanding 122,510,379 shares of common stock as of March 3, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2023.

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
Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about our expectations regarding:

•our proposed acquisition by entities affiliated with Francisco Partners Management, L.P., or Francisco Partners;
•our expectations regarding the timing and completion of the proposed acquisition by entities affiliated with Francisco Partners;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in sales and marketing, research and development, and general and administrative expenses, and key business metrics, and our ability to achieve and maintain future profitability;
•the impact of the macroeconomic environment, including inflation and rising interest rates, the war in Ukraine, the ongoing COVID-19 pandemic, and other factors causing significant market volatility in the global economy on our customers, partners, employees, and business;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, related to our proposed acquisition by entities affiliated with Francisco Partners and those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

•The announcement and pendency of our agreement to be acquired by entities affiliated with Francisco Partners may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations, and stock price;
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business;
•Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business;
•In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company once it is private following the completion of the Merger;
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
•Our business could be adversely affected by economic downturns;
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
•The COVID-19 pandemic has caused global economic uncertainty and disruption, and the extent to which it will continue to harm our business and results of operations is difficult to predict;
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
•We rely on Amazon Web Services, or AWS, to deliver our platform to our customers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition, and results of operations;
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
Modern Architecture. Our platform runs on AWS using intelligent resource management, auto scaling, and partitioning logic to manage our compute and storage footprint so that we can deliver resiliency and optimal performance while maintaining efficiency. Our platform runs across multiple regions and within each region across multiple AWS data centers, and our microservices are distributed to avoid single points of failure.
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
Visualization and Notifications. Our platform offers powerful data visualization, filtering, and notification/alerting capabilities to empower users with insights and intelligence extracted from their machine data. Our dashboards are used to visualize data in real-time in order to both monitor and troubleshoot conditions affecting reliability and security of our customers’ applications. Our alerts are used to notify users when a specific known or unknown condition is met or detected. Customers can set up alerts themselves or use many out-of-the-box alerts packaged with our solutions. Our alerts can both notify users directly or can trigger workflows, APIs, or orchestration/automation within our own or third party systems. We support a variety of inbound data collection integrations for cloud and traditional systems as well as outbound integrations used to send data and notifications to third party systems. Our integrations also support automated and orchestrated response through our Cloud Security Orchestration, Automation, and Response, or SOAR, technology for many third-party technologies.
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

Our Customers
As of January 31, 2023, we had 2,417 customers worldwide. Our customers range from cloud-native organizations to those who are undergoing digital transformation and range from small and medium-sized enterprises to businesses in the Fortune 500. In addition, we had over 218,000 users on our platform.
Customer Success
We view our customer success efforts and our community of customers as key to driving adoption of our solution and creating an unparalleled experience for our customers. Our customer support team uses our own platform to gain customer intelligence before we receive support queries, allowing us to leverage a small number of support personnel across our entire customer base. Relying on our own solutions internally also allows us to continue to iterate and improve our platform for all users. Our customer support organization works closely with our research and development function to ensure that customer feedback and community input is promptly incorporated and addressed as we continuously improve our platform. Additionally, through our multi-level certification program, we support a community of over 24,000 Sumo Logic “certified users” who take advantage of our training services in order to qualify for various tiers of expertise in the capabilities of our platform and hold over 44,000 certifications. Our certified users frequently act as informal advocates and drive adoption of our platform for new use cases, increasing our ability to further engage within an organization and with new customers.
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
Technology Partners
We develop and maintain partnerships that help us market and deliver our platform and solutions to our customers around the world. Our partner network includes the following:
•Cloud providers. We work with many of the major cloud providers to increase awareness of, and make it easy for customers to access, our platform and solutions. Our platform is developed to operate on and integrate with leading cloud provider platforms, such as AWS, Microsoft Azure, or Azure, and Google Cloud Platform or GCP. Our customers are also able to subscribe to our platform and solutions through leading cloud service marketplaces.
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
Our success depends in part upon our ability to safeguard our core technology and other intellectual property protection for our technology, inventions, improvements, proprietary rights, and other assets. We seek to accomplish that objective by establishing intellectual property rights in and protecting those assets through a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual measures. As of January 31, 2023, we owned 43 issued U.S. patents, nine issued non-U.S. patents, 17 U.S. patent applications, no pending U.S. provisional patent applications, and five non-U.S. patent applications. Our issued U.S. patents, and any patents that may issue from our pending applications, would be scheduled to expire at dates ranging between April 2027 and September 2040, excluding any additional term for patent term adjustments or extensions. In addition, as of January 31,
1 See the section titled “Risk Factors—We face intense competition and could face pricing pressure from, and lose market share to, our competitors, which would adversely affect our business, financial condition, and results of operations” for additional information.

2023, we owned 17 registered trademarks in the United States, no pending trademark applications in the United States, as well as 41 registered trademarks in non-U.S. jurisdictions, six pending trademark applications in various non-U.S. jurisdictions, and one published trademark in a non-U.S. jurisdiction. We also license software from third parties for integration into our platform, including open source software and other software available on commercially reasonable terms.
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
We believe having a community of passionate, talented individuals committed to creating significant customer impact and value is critical to our long-term success. As of January 31, 2023, we had a total of 983 employees located in 16 countries. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make employees subject to industry-wide collective bargaining agreements. None of our U.S. employees is represented by a labor union or covered by a collective bargaining agreement with respect to their employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our objective is to create the organizational conditions and culture for talented individuals to thrive. We focus on identifying, recruiting, retaining, incentivizing, and engaging our new and existing employees and consultants. Our compensation program is designed to advance our technological innovation, business success, and stockholder value by motivating individuals to perform to the best of their abilities and achieve our corporate objectives. We offer competitive pay and benefits including paid family leave, flexible work schedules, and a comprehensive health and wellness program. In addition to medical, dental. and vision plans that also extend to dependents and family, we provide flexible spending accounts, tax-free commuter and parking expenses, 401(k) plans, and access to multiple other platforms. In addition to traditional employee benefits, we have implemented a number of innovative initiatives to support the well-being of our employee base. We encourage continuous learning and professional development, and have invested in diversity, equity, inclusion, and belonging initiatives, including employee resource groups.
We have also invested in various environmental, social and governance, or ESG, initiatives. We conduct an assessment of our energy, water, and waste footprint at our headquarters in Redwood City, California, assess environmental criteria when evaluating the expansion of our office footprint, and consider environmental management strategies based on the Sustainability Accounting Standards Board frameworks. Furthermore, we do not own or operate any data centers on-premises. Our platform is instead hosted on AWS cloud-based platforms, allowing us to leverage economies of scale regarding carbon emissions and electricity and water usage. We support our local communities through corporate philanthropy and employee volunteer initiatives. We have formalized ESG oversight with our Corporate Governance and Nominating Committee and have developed policies such as supplier code of conduct to support our ESG efforts.
Additional information regarding our human capital programs and ESG initiatives can be found in the Sumo Logic Environmental, Social, and Governance Overview report on our investor relations website, which report is not incorporated by reference into this Annual Report on Form 10-K.
2 See the section titled “Risk Factors—Claims by others that we infringed their proprietary technology or other intellectual property rights would harm our business” for additional information.

Corporate Information
We were incorporated in Delaware in March 2010. Our principal executive offices are located at 855 Main Street, Suite 100, Redwood City, California 94063, and our telephone number is (650) 670-8002. Our website address is www.sumologic.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investor.sumologic.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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
Risks Related to the Proposed Merger
The announcement and pendency of our agreement to be acquired by entities affiliated with Francisco Partners may have an adverse effect on our business and results of operations and our failure to complete the Merger could have an adverse effect on our business, financial condition, results of operations, and stock price.
On February 9, 2023, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Serrano Parent, LLC, or Parent, and Serrano Merger Sub, Inc., or Merger Sub, pursuant to which Merger Sub will merge with and into Sumo Logic, which we refer to as the Merger, and Sumo Logic will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Francisco Partners. Completion of the Merger is subject to the satisfaction of certain customary terms and conditions set forth in the Merger Agreement, including, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and the receipt of other specified regulatory approvals, and the absence of any order or law preventing, materially restraining, or materially impairing the consummation of the Merger. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain requisite stockholder approval of the Merger:
•the failure to obtain regulatory approvals from the requisite governmental entities;
•potential future stockholder litigation and other legal and regulatory proceedings, which could prevent, materially restrain, or materially impair the consummation of the Merger; and

•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a company material adverse effect would permit Parent to not close the Merger.
If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the risks related to the diversion of attention of our management or employees from ongoing operations during the pendency of the Merger, including our ability to timely complete our internal financial reporting processes; and
•the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent's approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, including but not limited to the cost of any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in global economic conditions that may affect the timing or success of the Merger.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations, or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and channel partners, and other business partners, or otherwise harm our operations and financial performance.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company once it is private following the completion of the Merger.
In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with the Company once it is private following the completion of the Merger. Losses of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the requisite approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, our current employees may not desire to continue, and prospective employees may not begin, their employment with us once we are a private company, which could harm our business and prospects.
Risks Related to Our Industry and Business
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance.
We have experienced significant revenue growth in recent periods. For example, our revenue was $202.6 million, $242.1 million, and $300.7 million for the years ended January 31, 2021, 2022 and 2023, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we continue to grow our business, our revenue growth rates may decline due to a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in our renewal rates, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates may experience increased volatility due to the macroeconomic environment, including inflation and rising interest rates, and geopolitical events.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $80.3 million, $123.4 million, and $124.8 million for the years ended January 31, 2021, 2022 and 2023, respectively. As of January 31, 2023, we had an accumulated deficit of $646.0 million. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years, as we continue to hire additional personnel, particularly in sales and marketing, expand our operations and infrastructure, both domestically and internationally, and continue to develop our platform features. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition to the expected costs to grow our business, we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
Additionally, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future, including from new and emerging companies, which could lead to increased pricing pressures. Our competitors vary in size, and some may have substantially broader and more diverse offerings, which may allow them to leverage their relationships based on other offerings or incorporate functionality into existing offerings to gain business in a manner that discourages users from purchasing access to our platform, including through selling at zero or negative margins, offering concessions, bundling offerings, or maintaining closed technology platforms. In addition, certain customer segments and industries have been more severely impacted by the ongoing effects of the COVID-19 pandemic, which may lead to increased pricing pressure, increased customer churn, or a reduced ability or willingness to replace a competitor’s offering with our platform. Any decrease in the subscriptions prices for our platform, without a corresponding decrease in costs or increase in volume, would adversely impact our gross profit. Gross profit could also be adversely affected by a shift towards lower-tiered subscription packages. If we are unable to maintain our pricing or market share due to competitive pressures or other factors, our business, financial condition, and results of operations would be adversely affected.
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
Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. Our customers have no obligation to renew or upgrade their subscriptions, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their subscriptions with a similar contract period or at the same prices or terms, or may decide to downgrade their subscriptions. For example, the impact of the current macroeconomic environment has caused, and may in the future cause, such customers to request concessions including extended payments terms or better pricing. We believe that the current macroeconomic environment has also caused, and may in the future cause, delays in renewal decisions for some of our existing customers, has reduced effectiveness of our sales and marketing efforts, has lengthened our sales cycle with some of our potential customers, and has reduced the duration of subscriptions. In addition, worsening macroeconomic conditions could result in increased customer churn, hindering the addition of new customers, or reduced contract value with prospective or existing customers. Our customer retention or our customers’ use of our platform may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our packaging and licensing models, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. In addition, some customers may not renew in the event such customer is acquired by another entity. We will need to continue to maintain or improve our dollar-based net retention rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our dollar-based net retention rate decreases, our business, financial condition, and results of operations would be adversely affected.
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
•the Merger, the pendency of the Merger or the failure to complete the Merger;
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
•seasonal buying patterns;
•delays in our sales cycle, decreases in sales to new customers, and reductions in upselling and cross-selling to existing customers due to the impact on global business and IT spending as a result of the COVID-19 pandemic and current macroeconomic conditions;
•the implementation of cost-saving activities as a result of current macroeconomic conditions, including the effect of a hiring pause or headcount reductions;
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
These conditions could make it extremely difficult for our customers and us to forecast and plan future business activities accurately and could cause our customers to reevaluate their decision to purchase access to our platform, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. For example, the current macroeconomic environment has caused and may in the future cause our customers to reduce their spending on, or duration of, their contracts with us, or request concessions including extended payment terms or better pricing. Additionally, in the fourth quarter of fiscal 2023, it caused, and may in the future cause, our prospective customers to delay their purchasing decision or decide not to purchase at all. Further, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us, if at all. If that were to occur, we may be required to increase our allowance for doubtful accounts, which would adversely affect our results of operations.

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
We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry or geography. Any economic downturns of the general economy or industries in which we operate, including a downturn resulting in a prolonged recessionary period, would adversely affect our business, financial condition, and results of operations.
Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense.
Our quarterly results of operations fluctuate, in part, because of the resource intensive nature of our sales efforts and the length and variability of our sales cycle. The length of our sales cycle, from initial contact with our sales team to a contractual commitment from a customer, can vary substantially from customer to customer based on customer size, deal complexity, as well as whether a sale is made directly by us or through a channel partner. Changes that we may make to our packaging and licensing model may affect the length of our sales cycle and our ability to predict the length of our sales cycle or the anticipated size of potential subscriptions. Our sales cycle can vary considerably, and may be lengthened and made more uncertain by regional or global events, such as the COVID-19 pandemic and current macroeconomic conditions. Such events have resulted in and may continue to cause a general reduction in IT spending by our customers, which will further affect our ability to estimate not only the length of the sales cycle, but also the anticipated size of potential subscriptions. Further, our sales cycle has lengthened as we continue to focus our sales efforts on large enterprises. In addition, our results of operations depend, in part, on subscription renewals from customers and increasing sales to our existing customers, which may also be reduced as a result of regional or global events. If a customer does not renew on time or as expected, it can negatively affect our revenue for a given period. It is difficult to predict exactly whether or when we will make a sale to a potential customer or if we can increase sales to our existing customers. As a result, initial sales or renewals have, in some cases, occurred in quarters subsequent to what we anticipated, or have not occurred at all. The loss or delay of one or more transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed.
The loss of, or a significant reduction in use of our platform by, our largest customers would result in lower revenue and harm our results of operations.
Our future success depends, in part, on establishing and maintaining successful relationships with a diverse set of customers. Our largest customers come from a variety of industries, including industries that are subject to significant fluctuations in their business, which may result in fluctuations in their use of our platform and the revenue we generate from them. Certain larger customers can also have greater variability in the revenue we generate from them because of the nature of their specific contractual arrangements or use cases with us, which could impact our results of operations, as well as ARR, dollar-based net retention rate, and other business metrics. For example, our current largest revenue customer is in the digital entertainment industry, which is characterized by significant revenue volatility and intense competition, and its business is affected by the timing of its feature releases, consumer preferences, and actions by and disputes with other parties in its ecosystem. As a result, we have in the past and may in the future experience revenue variability and unpredictability from this customer from period to period as its business fluctuates. Further, certain customer industries have been more severely impacted by the current macroeconomic environment and the ongoing effects of the COVID-19 pandemic, leading to increased fluctuations in their business and their adoption of our platform. The loss of one or more large customers or a reduction in usage by any such customers would reduce our revenue and negatively impact forecasts of future growth, ARR, dollar-based net retention rate, and other business metrics. The portion of our revenue attributable to individual customers may increase in the future, which would increase our dependency on a limited number of customers for a larger portion of our revenue. If we fail to maintain relationships with existing large customers or develop relationships with new customers that generate significant revenue for us, our business, financial condition, and results of operations would be harmed.
Our business and results of operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced higher levels of inflation than historical norms. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% for 2022. If the inflation rate stays at this level or continues to increase, such as increases in the costs of labor, it will likely affect our expenses, especially employee compensation expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. Further, inflation is likely to result in rising interest rates and have other adverse effects on the macroeconomic environment, which could adversely impact our customers and their ability to purchase our products and services. As such, inflation could adversely affect our business and results of operations.

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
We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent software vendors, resellers, managed service providers, managed security service providers, and cloud infrastructure providers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our platform, but there can be no assurance that these steps will be effective. In addition, if our channel partners are unsuccessful in marketing and selling access to our platform, it would limit our expansion into certain geographies, sectors, and industries. If we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to our platform to customers.
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
We have a limited history of marketing, selling, and supporting our platform internationally. We generated 16% and 18% of our revenue outside the United States in each of fiscal 2021 and 2022, respectively, and 22% in fiscal 2023. Our growth strategy depends, in part, on our continued international expansion. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful.
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

•general economic and political conditions in these foreign markets, including political and economic instability in some countries and the effects of the current macroeconomic environment;
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
•risks relating to the implementation of exchange controls, including restrictions promulgated by the Office of Foreign Assets Control, or OFAC, and other similar trade protection regulations and measures;
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
We are a rapidly growing company, and our future growth depends, in part, on our ability to continue to meet the expanding needs of our customers and to attract new customers. Our customer count increased from 2,164 as of January 31, 2021, to 2,396 as of January 31, 2022, and 2,417 as of January 31, 2023, respectively. As existing customers gain more experience with our platform, they may broaden their reliance on our platform, which may require that we expand our operations infrastructure as well as our dependence on third parties to support that infrastructure. To manage this growth effectively, we will need to continue to improve and expand our internal IT systems, technological operations infrastructure, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently in a timely manner, or at all. To do so, we may seek to deploy offerings from third-party providers, which may not be available on commercially reasonable terms, or at all, and may not perform to our expectations. Any future growth would add complexity to our organization and require effective coordination across our organization, and failure to manage such future growth effectively could result in increased costs. If we do not accurately predict our architecture requirements, our existing customers may experience delays, interruptions, or service outages that may subject us to financial liabilities or customer losses. If we are unable to effectively manage our growth, our business, financial condition, and results of operations would be adversely affected.
The COVID-19 pandemic has caused global economic uncertainty and disruption, and the extent to which it will continue to harm our business and results of operations is difficult to predict.
The COVID-19 pandemic, including the emergence of new variants of the disease and changes in infection rates, has caused global societal, economic, and financial market volatility and has had several effects on our business and results of operations that may continue, including negatively impacting global IT spending, which has adversely affected demand for our platform, lengthening our sales cycle, causing some existing customers to fail to renew subscriptions, reduce their usage, or fail to expand their usage of our platform within their organizations, and restricting our sales operations and marketing efforts. In addition, the COVID-19 pandemic has disrupted and may continue to disrupt the operations of our customers and channel partners.
We have modified our business practices as a result of the COVID-19 pandemic, including permitting our employees to work remotely, limiting business travel, and adopting safety precautions for meetings and events. We have also taken certain measures to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including implementing headcount reductions and a reduction in executive salaries. These shifts may affect our ability to attract and retain employees and expose us to increased risks of security breaches or incidents.
The extent to which the COVID-19 pandemic continues to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted.
To the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for these personnel is intense, and the industry in which we operate is generally characterized by significant competition for skilled personnel as well as high employee attrition. We may not be successful in attracting, retaining, training, or motivating qualified personnel to fulfill our current or future needs. Additionally, the former employers of our new employees may attempt to assert that our new employees or we have breached their legal obligations, which may be time-consuming, distracting to management, and may divert our resources. Current and potential personnel also often consider the value of equity awards they receive in connection with their employment, and to the extent the perceived value of our equity awards declines relative to our competitors, our ability to attract and retain highly skilled personnel may be harmed. If we fail to attract and integrate new personnel or retain and motivate our current personnel, our business, financial condition, and results of operations could be adversely affected.
We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.
We have in the past acquired, and we may in the future acquire or invest in, businesses, offerings, technologies, or talent that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of such acquisitions or investments. For example, we acquired DFLabs S.p.A., or DFLabs, and Sensu, Inc., or Sensu, in the second quarter of fiscal 2022. We may not successfully integrate DFLabs’s or Sensu’s people or solutions with ours, or achieve market acceptance of our combined solutions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood, or significant power outage, could disrupt our operations, mobile networks, the Internet, or the operations of our third-party technology providers. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. In addition, any unforeseen public health crises, political crises, such as terrorist attacks, war, and other political instability, or other catastrophic events, whether in the United States or abroad, can continue to adversely affect our operations or the economy as a whole. For example, the impact of the ongoing conflict in Ukraine on global economic conditions and our business are unknown at this time. The impact of any natural disaster, act of terrorism, or other disruption to us or our third-party providers’ abilities could result in decreased demand for our platform or a delay in the provision of our platform, which would adversely affect our business, financial condition, and results of operations. All of the aforementioned risks would be further increased if our disaster recovery plans prove to be inadequate.

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
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. There have been and may continue to be significant supply chain cyberattacks generally, and our third-party vendors and service providers may be targeted or impacted by such attacks. We cannot guarantee that our or our third-party vendors and service providers’ systems and networks have not been breached or impacted by security incidents or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Our ability to monitor our third-party vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.
We have taken steps to protect the data that we have access to, but our security measures or those of our third-party service providers could be insufficient and breached as a result of third-party action, employee errors, technological limitations, defects or vulnerabilities in our offerings or those of our third-party service providers, malfeasance, or otherwise. Additionally, with a majority of our employees currently working remotely, we may be exposed to increased risks of security breaches or incidents. As a result of the war in the Ukraine, there may also be a heightened risk of potential cyberattacks by state actors or others since Russia’s invasion of Ukraine. We may need to enhance the security of our platform, our data, and our internal IT infrastructure, which may require additional resources and may not be successful. Furthermore, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our and our customers’ data. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We have developed systems and processes to protect the integrity, confidentiality, and security of our data and our customers’ data, but our security measures or those of our third-party service providers could fail and result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of such data. Further, because there are many different security breach techniques and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate attempted security breaches or other security incidents, or react in a timely manner. In addition, we continue to receive phishing attempts and spam emails.
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
We rely on Amazon Web Services, or AWS, to deliver our platform to our customers, and any disruption of, or interference with, our use of AWS could adversely affect our business, financial condition, and results of operations.
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
We are subject to a variety of federal, state, local, and international laws, directives, and regulations, as well as contractual obligations, relating to the collection, use, retention, security, disclosure, transfer, and other processing of personal information and other data. The regulatory framework for privacy, data protection, and data transfers worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the European Court of Justice in 2020 struck down the EU-US Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States. In some cases, data privacy laws and regulations, such as the EU’s General Data Protection Regulation, or GDPR, which took effect in May 2018, impose additional obligations directly on us as both a data controller and a data processor, as well as on many of our customers. The European Commission approved revised standard contractual clauses for the transfer of personal data outside the European Economic Area, or EEA, in June 2021 which impose a range of new requirements on organizations exporting or importing personal data subject to the GDPR and which are required to be implemented. The United Kingdom enacted a Data Protection Act in May 2018 that substantially implemented the GDPR, and has implemented legislation referred to as the “UK GDPR” that generally provides for implementation of the GDPR in the United Kingdom. On June 28, 2021, the European Commission announced a decision that the United Kingdom is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK, which became effective March 21, 2022, and are required to be implemented. Additionally, we cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated in the future. We may, in addition to other impacts from evolving laws, regulations, and guidance relating to cross-border data transfer, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. In addition, domestic data privacy laws continue to evolve and could expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act, or CCPA, which took effect in January 2020, and the California Privacy Rights Act, or CPRA, which was approved by voters in November 2020 and took effect in January 2023, and similar legislation recently enacted or proposed in other states, require new disclosures, afford consumers new abilities, or otherwise create new obligations. The U.S. federal government also is contemplating privacy legislation. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our platform. Complying with the GDPR, CCPA, CPRA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
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
Our software may be subject to U.S. export control laws and regulations including the Export Administration Regulations and trade and economic sanctions maintained by the OFAC. As such, an export license may be required to export or re-export our platform to certain countries, end-users, and end-uses. Because we incorporate encryption functionality into our platform, we also are subject to certain U.S. export control laws that apply to encryption items. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Further, U.S. export control laws and economic sanctions prohibit the export of offerings to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our channel partners comply with all relevant export control laws and regulations, any failure by us or our channel partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations, and penalties.
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
In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law. Beginning in January 2022, the Tax Act eliminated the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively, and as a result, we recognized a deferred tax asset for the future tax benefit of the amortization deductions of the capitalized research and development expenditures. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
In August, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. These and other changes to tax laws and regulations, or interpretation thereof, in the United States or other tax jurisdictions in which we do business do not currently impact us but could in the future adversely impact our business, financial condition, and results of operations.
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

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development, or the OECD, and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. The Council of the European Union has adopted the global corporate 15% minimum tax as provided for in Pillar Two and has directed EU member states to implement legislation enacting Pillar Two by December 31, 2023. Further, unilateral measures such as digital services tax and corresponding tariffs in response to such measures are creating additional uncertainty. If these proposals are passed, it is likely that we will have to pay higher taxes in countries where such rules are applicable.
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
As of January 31, 2023, we had $522.1 million of federal and $362.2 million of state net operating loss carryforwards, or NOLs, available to reduce future taxable income, which will begin to expire in 2030 for federal and California purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has performed a Section 382 ownership change analysis through January 31, 2022. Based on the results of this analysis, we concluded that the Company did experience an ownership change on December 31, 2021 and that our utilization of net operating loss carryforwards will be subject to an annual limitation. However, it is not expected that the annual limitation will result in the expiration of tax attribute carryforwards prior to utilization.
The Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, among other things, includes changes to U.S. federal tax rates and the rules governing NOLs. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire which have a twenty-year carryforward period. Under current law, U.S. federal NOLs incurred in taxable years after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs incurred in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. NOLs arising in taxable years beginning after December 31, 2020, may not be carried back. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our consolidated balance sheet as of January 31, 2022 or 2023. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on the use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
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
We recognize substantially all of our revenue ratably over the term of our subscription agreements with our customers, which is generally one to two years, but can be three years or longer. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into in prior periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our results of operations for such period. Any such decline, however, would be reflected in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of and demand for our platform and changes in our rate of renewals, or customer churn, may not be fully reflected in our results of operations until future periods. Our subscription-based model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.
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
Our loan and security agreement contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of January 31, 2023, we had no outstanding loan balance under this facility.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from any international expansion, the expanded work-from-home practices of our employees, new product offerings or from strategic transactions. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.
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
As we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. A portion of our operating expenses are incurred outside of the United States and denominated in foreign currencies. Geopolitical or macroeconomic events may cause volatility in currency exchange rates between the U.S. dollar and the other currencies, such as the Euro.The strengthening of the U.S. dollar relative to foreign currencies, as we are currently experiencing, increases the real cost of our platform for our customers outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. As we continue our international expansion, increased international sales may result in foreign currency denominated sales, increasing our foreign currency risk. Moreover, this continued expansion will increase operating expenses incurred outside the United States and denominated in foreign currencies. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our financial condition and results of operations.
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
•the Merger, the pendency of the Merger or the failure to complete the Merger;
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the Nasdaq Global Select Market. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. In addition, as a public company, we have been and may continue to be subject to stockholder activism, which can lead to additional substantial costs, distract management, cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, and impact the manner in which we operate our business in ways we cannot currently anticipate. For example, in connection with the negotiation and entry into a cooperation agreement in May 2022 with Scaler Gauge Fund, L.P., one of our stockholders, we appointed two new directors and we incurred additional general and administrative expenses during the year ended January 31, 2023 of $2.6 million related thereto. In addition, our stock price could experience periods of increased volatility as a result of stockholder activism.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters is in Redwood City, California, where we currently lease approximately 56,000 square feet under a lease agreement that expires in 2023. We decided not to renew our corporate headquarters lease and will sublease approximately 24,000 square feet at a new location in Redwood City, California under a sublease agreement that begins in February 2023 and expires in May 2027. As of January 31, 2023, we also lease and license facilities in the United States in Austin; Denver; and Raleigh; and internationally in Noida, India; Milan, Italy; Tokyo, Japan; Skopje, Macedonia; Warsaw and Krakow, Poland; and Seoul, South Korea.
We believe that our facilities are suitable to meet our current needs. However, we may expand or reduce our facilities as we continue to evaluate our real estate needs, which may lead to the incurrence of additional expenses.
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
Holders of Record
As of January 31, 2023, there were approximately 120 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future.
Sales of Unregistered Securities
We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other securities during the fourth quarter of our fiscal year ended January 31, 2023.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our common stock from September 17, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through January 31, 2023 with (ii) the cumulative total return of the S&P 500 Index and S&P 500 Software & Services Select Industry Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 17, 2020 and the reinvestment of dividends. The graph uses the closing market price on September 17, 2020 of $26.88 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/17/20
10/30/20
1/29/21
4/30/21
7/30/21
10/29/21
1/31/22
4/29/22
7/29/22
10/31/22
1/31/23
SUMO
S&P500 Index
S&P500 Software and Services

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2023 and 2022 are referred to herein as fiscal 2023 and fiscal 2022, respectively. This section of our Annual Report on Form 10-K discusses our financial condition and results of operations and year-to-year comparisons for our fiscal years ended January 31, 2023 and 2022, respectively. A discussion of our financial condition and results of operations and year-to-year comparisons for our fiscal years ended January 31, 2022 and 2021 that is not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 14, 2022, and is incorporated by reference herein.
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
Our go-to-market strategy consists of self-service adoption through our website, an inside sales team, a field sales team, and a partner channel. We offer free trials that enable potential customers to experience the benefits of our platform. Although we have seen successful conversion from our trial users to paid customers in prior years, we de-emphasized this sales motion in fiscal 2023 to shift our go-to-market strategy towards accounts acquired directly through our inside field sales team and partner channel, which generally have higher annualized recurring revenue. We leverage our user community to proactively identify trends, gather global insights, and create new use cases, thereby empowering us to deliver out-of-the-box value to our customers. We employ a land-and-expand business model centered around our platform offerings, which have a rapid time to value for our customers and are easily extensible to multiple use cases across a business. We utilize the analytical capabilities of our platform and our customer success team to understand how our customers use, and how they would benefit from expanding their use of our platform. This understanding helps us successfully upsell and cross sell to our existing customers.
The power of our platform, and the benefits that it delivers to customers, has driven rapid growth in our revenue. For fiscal 2023 and 2022, our revenue was $300.7 million and $242.1 million, respectively, representing a year-over-year growth rate of 24%. For fiscal 2023 and 2022, our annualized recurring revenue, or ARR, was $301.6 million and $258.8 million, respectively, representing a year-over-year growth rate of 17%. We generated GAAP operating losses of $126.9 million and $121.3 million for fiscal 2023 and 2022, respectively. We define non-GAAP operating loss as loss from operations excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, expenses related to a cooperation agreement, expenses related to a U.S. Department of Justice antitrust interlock inquiry, and transaction costs related to the Merger. We generated non-GAAP operating losses of $37.6 million and $48.2 million for fiscal 2023 and 2022, respectively. See “Key Factors Affecting Our Performance” for a definition of ARR. See “Non-GAAP Financial Measures” for the reconciliation of GAAP operating loss to non-GAAP operating loss.

Pending Merger
On February 9, 2023, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Sumo Logic and Sumo Logic will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Francisco Partners.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of our common stock outstanding immediately prior to such effective time (except for certain shares specified in the Merger Agreement) will automatically be converted into the right to receive $12.05 in cash without interest thereon, subject to applicable withholding taxes.
Completion of the Merger is subject to customary closing conditions set forth in the Merger Agreement, including, among other things the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, the expiration or early termination of the applicable waiting period under the HSR Act, and the receipt of other specified regulatory approvals, and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.
We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.
If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $52.0 million.
The Merger is expected to close in the second calendar quarter of 2023. Upon consummation of the Merger, we will cease to be a publicly traded company and our common stock will be delisted from the Nasdaq Global Select Market.
Impact from Current Economic Conditions and COVID-19
Recent global events and the ongoing COVID-19 pandemic have adversely affected and are continuing to affect organizations, workforces, financial markets, and economies, leading to increased market volatility and economic uncertainties, which could adversely affect our business operations and financial results. These uncertain macroeconomic conditions have caused and may continue to affect how our customers, partners, and we operate our business such as a reduction in corporate spending, operating margins, expenses, and cashflows. We believe this has and may continue to negatively affect the growth of our business, cause delays in renewal decisions for some of our existing customers, cause customers to request concessions such as extended payment terms or better pricing, and affect contraction or churn rates for our customers. Since March 2020, we have continued to support many of our employees and contractors in working remotely, and have reduced business travel, all of which contribute to a business disruption in how we operate our business. We continue to evaluate our real estate needs including the need for our employees to return to the office for work. As we continue our assessment, we have exited and may continue to exit office leases, which could result in losses associated with our real estate. We believe the duration and extent of COVID-19 pandemic continues to be dependent on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak, the emergence of variants of the virus, the extent and effectiveness of containment actions, the effectiveness of vaccination efforts, and the ultimate societal and economic impact of the COVID-19 pandemic continues to remain unknown. However, we believe that the current macroeconomic environment and COVID-19 pandemic may continue to accelerate customer transformation into digital businesses, which we anticipate could generate additional opportunities for us in the future. While we are unable to accurately predict the full impact from these global events and the COVID-19 pandemic, we continue to closely monitor its effect on our business.
Key Factors Affecting Our Performance
New Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe the continued trend of digital transformation and increase in digital services and cloud applications across all organizations will continue to drive demand for our platform and broaden our customer base. Since our platform has offerings for organizations of all sizes and across industries, including organizations of all stages of cloud maturity, we believe these market changes present a significant opportunity for growth. As of January 31, 2023, we had 2,417 customers worldwide, spanning organizations of a broad range of sizes and industries. However, we anticipate that continued economic uncertainty, including expectations that the macroeconomic environment may become more challenging in the future, may adversely affect our ability to add new customers in the future. We will continue to focus on new customer acquisition by investing in sales and marketing to build brand awareness, expanding our community, and driving adoption of our platform as we further capture the opportunity in our addressable market.

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
Expanding within our Existing Customer Base
Our business depends, in part, on the degree to which our land-and-expand strategy is successful. Our customers often initially adopt our platform for a specific use case and subsequently increase their adoption as they realize the benefits and flexibility of our platform. We have been successful in expanding our existing customers’ adoption of our platform as demonstrated by our dollar-based net retention rate, which we consider an indicator of our ability to retain and expand revenue from existing customers over time. Our dollar-based net retention rate as of January 31, 2023 and 2022, was 109% and 112%, respectively. Due to both the realignment of our sales force, which will likely result in a relatively higher focus on new customer acquisitions, and the current macroeconomic environment, which could result in increased customer churn, or reduced contract value with existing customers, we expect it will take several quarters before we start to see a sustained improvement in our dollar-based net retention rate.
Our efficient land-and-expand model has helped us accelerate adoption within our largest customers, as evidenced by our customers with over $100,000 of ARR, which was 505 and 456 as of January 31, 2023 and 2022, respectively. In addition, we saw growth in customers with greater than $1 million of ARR, which was 53 and 44 as of January 31, 2023 and 2022, respectively.
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
International Expansion
We intend to continue to invest in our international operations to grow our business outside of the United States. We generated 22% and 18% of our revenue outside the United States during fiscal 2023 and 2022, respectively. We believe that global demand for observability and security analytics will continue to increase as international businesses undergo digital transformations and adopt cloud-based technologies. We currently have a sales presence throughout Asia-Pacific-Japan, and Europe, with sales offices in Sydney, Australia, Tokyo, Japan, and London, United Kingdom, and we further increase our global reach with our international channel partners. International expansion over the long term represents a significant opportunity and we plan to continue to invest in growing our presence internationally, both through expanding our sales and marketing efforts and leveraging channel and other ecosystem partners.

Acquisition of Sensu, Inc.
On June 10, 2021, we completed the acquisition of Sensu, a privately-held software company that is a leader in open source monitoring. The addition of Sensu is expected to accelerate our observability strategy by providing customers with an affordable and scalable end-to-end solution for infrastructure and application monitoring. The aggregate amount recorded as purchase consideration was $32.7 million, of which $8.6 million was paid or to be paid in cash, and $24.1 million was comprised of 1,123,697 shares of common stock. Additionally, 71,644 shares of common stock were issued and will be recorded as stock-based compensation over the requisite service period, and we assumed 33,267 options to purchase shares of common stock granted under Sensu’s equity plan. See Note 5 to our consolidated financial statements.
Acquisition of DF Labs S.p.A.
On May 24, 2021, we completed the acquisition of DFLabs, a privately-held Italian corporation and a leader in SOAR technology. The combination of our Cloud SIEM and DFLabs' solution will provide customers with comprehensive cloud-native security intelligence solutions. The aggregate amount recorded as purchase consideration was $41.7 million, of which $35.3 million was paid in cash, and $6.4 million was comprised of 334,815 shares of common stock. Additionally, 143,492 shares of common stock were issued and will be recorded as stock-based compensation over the requisite service period. See Note 5 to our consolidated financial statements.
Components of Results of Operations
Revenue
We generate subscription revenue through the sale of subscriptions to customers that enable them to access our cloud-native platform. Subscription terms are generally one to two years, but can be three years or longer, and a substantial majority of our contracts are non-cancelable. Subscription revenue is driven by sales of our multi-tiered paid subscriptions, the pricing for which differs based on a variety of factors, including volume of data expected to be ingested, duration of data retention, and breadth of access to our platform features and functionalities. We deliver basic customer support with each of our paid subscription packages, and customers have the ability to purchase subscriptions to our premium support service. Due to the ease of using our platform, professional services revenue from configuration, implementation, and training services constituted approximately 1% of our total revenue for fiscal 2023 and 2022.
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
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and has been and will continue to be affected by various factors, including the timing and amount of investments to maintain or expand our cloud infrastructure, the continued growth of data being hosted on our platform and customer support teams, increased compensation expenses, as well as amortization of costs associated with capitalized internal-use software and acquired intangible assets. We expect our gross profit to increase and our gross margin to modestly increase over the near term due to the continued growth in the use of our platform coupled with cost efficiencies related to our cloud infrastructure, although our gross margins could fluctuate from period to period depending on the interplay between the factors described above.
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
General and Administrative
General and administrative expenses consist primarily of personnel and related expenses associated with our executive, finance, legal, human resources, information technology and security, and other administrative personnel. In addition, general and administrative expenses include non-personnel costs, such as fees for professional services such as external legal, accounting, and other consulting services, hardware and software costs, certain taxes other than income taxes, insurance, and overhead costs not allocated to other departments.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2023	2022

	(in thousands)
Revenue	$300,668	$242,125
Cost of revenue(1)(2)(3)	97,551	78,308
Gross profit	203,117	163,817
Operating expenses:
Research and development(1)(3)	104,949	94,652
Sales and marketing(1)(2)(3)	153,383	131,311
General and administrative(1)(3)(4)(5)(6)	71,649	59,129
Total operating expenses	329,981	285,092
Loss from operations	(126,864)	(121,275)
Interest and other income (expense), net	5,031	10
Interest expense	(173)	(174)
Loss before provision for income taxes	(122,006)	(121,439)
Provision (benefit) for income taxes	2,809	1,926
Net loss	$(124,815)	$(123,365)
____________
(1)Includes stock-based compensation expense and related employer payroll taxes as follows:

	Year Ended January 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,455	$854
Research and development(a)	28,700	24,363
Sales and marketing	18,230	16,397
General and administrative	16,038	14,279
Total stock-based compensation expense and related employer payroll taxes	$64,423	$55,893
(a)See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the capitalized stock-based compensation expense related to internal-use software development costs.
(2)Includes amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2023	2022

	(in thousands)
Cost of revenue	$12,380	$11,753
Sales and marketing	600	383
Total amortization of acquired intangible assets	$12,980	$12,136
(3)Includes acquisition-related expenses as follows:

	Year Ended January 31,
	2023	2022

	(in thousands)
Cost of revenue	$325	$230
Research and development	721	777
Sales and marketing	378	278
General and administrative	—	3,756
Total acquisition-related expenses	$1,424	$5,041

(4)Includes third-party advisory and professional services expenses associated with a cooperation agreement as follows:

	Year Ended January 31,
	2023	2022

	(in thousands)
General and administrative	$2,627	$—
Total expenses related to a cooperation agreement	$2,627	$—
(5)Includes third-party advisory and professional services expenses associated with a U.S. Department of Justice antitrust interlock inquiry as follows:

	Year Ended January 31,
	2023	2022

	(in thousands)
General and administrative	$350	$—
Total expenses related to a U.S. Department of Justice antitrust interlock inquiry	$350	$—
(6)Includes professional services expenses associated with the Merger as follows:

	Year Ended January 31,
	2023	2022

	(in thousands)
General and administrative	$7,500	$—
Total transaction costs related to the Merger	$7,500	$—
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended January 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	32	32
Gross profit	68%	68%
Operating expenses:
Research and development	35	39
Sales and marketing	51	54
General and administrative	24	24
Total operating expenses	110%	118%
Loss from operations	(42)	(50)
Interest and other income (expense), net	1	—
Interest expense	—	—
Loss before provision for income taxes	(41)	(50)
Provision (benefit) for income taxes	1	1
Net loss	(42)%	(51)%
____________
Note: Certain figures may not sum due to rounding.

Comparison of Fiscal 2023 and Fiscal 2022
Revenue

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
Revenue	$300,668	$242,125	$58,543	24%
Revenue increased by $58.5 million, or 24%, for fiscal 2023 compared to fiscal 2022 primarily due to customer growth from both existing and new customers. Approximately 90% of the revenue was attributable to existing customers and approximately 10% was attributable to new customers for the year ended January 31, 2023. The number of customers with greater than $100,000 of ARR increased to 505 as of January 31, 2023 from 456 as of January 31, 2022.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
Cost of revenue	$97,551	$78,308	$19,243	25%
Gross profit	203,117	163,817	39,300	24%
Gross margin	68%	68%
Cost of revenue increased by $19.2 million, or 25%, for fiscal 2023 compared to fiscal 2022. The increase in cost of revenue was primarily due to an $18.8 million increase in third-party cloud infrastructure and personnel costs related to providing access to and supporting our platform and a $0.6 million increase in amortization of acquired developed technology as a result of our acquisitions of Sensu and DFLabs in the second quarter of fiscal 2022. Gross profit increased $39.3 million as a result of the growth in revenue, resulting in flat gross margins compared to fiscal 2022.
Research and Development

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
Research and development	$104,949	$94,652	$10,297	11%
Percentage of revenue	35%	39%
Research and development expenses increased by $10.3 million, or 11%, for fiscal 2023 compared to fiscal 2022. The increase in research and development expenses was primarily driven by a $10.7 million increase in personnel and related expenses directly associated with an increase in average headcount as we hire and increase resources to develop and expand the functionality of our software offerings, of which $4.3 million was related to stock-based compensation expense and related employer payroll taxes. In addition, software, hardware, and cloud infrastructure fees for staging and development increased $1.8 million, partially offset by a $1.4 million increase in capitalized internal-use software.
Sales and Marketing

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
Sales and marketing	$153,383	$131,311	$22,072	17%
Percentage of revenue	51%	54%
Sales and marketing expenses increased by $22.1 million, or 17%, for fiscal 2023 compared to fiscal 2022. The increase in sales and marketing expenses was primarily driven by a $16.0 million increase in personnel and related expenses associated with an increase in average headcount as well as an increase in the average cost per head as we continue to invest in our go-to-market coverage, capacity, and expansions into new markets, of which $1.8 million was related to stock-based compensation expense and related employer payroll taxes. In addition, advertising and promotional costs, and third-party public relations and marketing services increased $3.3 million, software subscription costs increased $0.7 million as we continue to increase our efforts to execute our market expansion strategy, and amortization of referral fees and customer relationships increased $1.5 million.
General and Administrative

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
General and administrative	$71,649	$59,129	$12,520	21%
Percentage of revenue	24%	24%
General and administrative expenses increased by $12.5 million, or 21%, for fiscal 2023 compared to fiscal 2022. The increase in general and administrative expenses was primarily driven by a $7.8 million increase in personnel and related expenses associated with an increase in average headcount as we invested in personnel to support the growth of our business, reporting, and compliance requirements, a $7.5 million increase in third party fees incurred during the fourth quarter of fiscal 2023 related to the Merger, and a $2.6 million increase in third-party fees incurred during fiscal 2023 related to a cooperation agreement. These increases were partially offset by a $1.1 million decrease in professional service fees, a $1.2 million decrease in insurance related costs, and the absence of $3.8 million in acquisition-related expenses incurred during fiscal 2022.
Interest and Other Income (Expense), Net

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
Interest and other income (expense), net	$5,031	$10	$5,021	N/M(a)
____________
(a) Not meaningful
Interest and other income (expense), net increased by $5.0 million for fiscal 2023 compared to fiscal 2022. The increase in interest and other income (expense), net was primarily driven by an increase in interest income due to higher yield on invested funds.
Interest Expense

	Year Ended January 31,
	2023	2022	Change	% Change

	(dollars in thousands)
Interest expense	$(173)	$(174)	$1	(1)%
Interest expense consists of amortization of costs related to our line of credit facility. The change between fiscal 2023 and fiscal 2022 was immaterial.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit and non-GAAP gross margin as gross profit and gross margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related expenses. The following table sets forth our non-GAAP gross profit and non-GAAP gross margin for the periods indicated.

	Year Ended January 31,
	2023	2022

	(dollars in thousands)
Gross profit	$203,117	$163,817
Add: Stock-based compensation expense and related employer payroll taxes	1,455	854
Add: Amortization of acquired intangible assets	12,380	11,753
Add: Acquisition-related expenses	325	230
Non-GAAP gross profit	$217,277	$176,654

Gross margin	68%	68%
Non-GAAP gross margin	72%	73%
Non-GAAP Operating Loss and Non-GAAP Operating Margin
We define non-GAAP operating loss and non-GAAP operating margin as loss from operations and operating margin, respectively, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, expenses related to a cooperation agreement, expenses related to a U.S. Department of Justice antitrust interlock inquiry, and transaction costs related to the Merger. The following table sets forth our non-GAAP operating loss and non-GAAP operating margin for the periods indicated.

	Year Ended January 31,
	2023	2022

	(dollars in thousands)
Loss from operations	$(126,864)	$(121,275)
Add: Stock-based compensation expense and related employer payroll taxes	64,423	55,893
Add: Amortization of acquired intangible assets	12,980	12,136
Add: Acquisition-related expenses	1,424	5,041
Add: Expenses related to a cooperation agreement	2,627	—
Add: Expenses related to a U.S. Department of Justice antitrust interlock inquiry	350	—
Add: Transaction costs related to the Merger	7,500	—
Non-GAAP operating loss	$(37,560)	$(48,205)

Operating margin	(42)%	(50)%
Non-GAAP operating margin	(12)%	(20)%

Non-GAAP Net Loss
We define non-GAAP net loss as loss from operations, excluding stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related expenses, expenses related to a cooperation agreement, expenses related to a U.S. Department of Justice antitrust interlock inquiry, and transaction costs related to the Merger. The following table sets forth our non-GAAP net loss for the periods indicated.

	Year Ended January 31,
	2023	2022

	(dollars in thousands)
Net loss	$(124,815)	$(123,365)
Add: Stock-based compensation expense and related employer payroll taxes	64,423	55,893
Add: Amortization of acquired intangible assets	12,980	12,136
Add: Acquisition-related expenses	1,424	5,041
Add: Expenses related to a cooperation agreement	2,627	—
Add: Expenses related to a U.S. Department of Justice antitrust interlock inquiry	350	—
Add: Transaction costs related to the Merger	7,500	—
Non-GAAP net loss	$(35,511)	$(50,295)
Free Cash Flow
We define free cash flow as cash used in operating activities less purchases of property and equipment and capitalized internal-use software costs. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors, and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. The following table sets forth our free cash flow for the periods indicated.

	Year Ended January 31,
	2023	2022

	(dollars in thousands)
Cash used in operating activities	$(27,358)	$(30,491)
Less: Purchases of property and equipment	(386)	(2,258)
Less: Capitalized internal-use software costs	(1,630)	(182)
Free cash flow	$(29,374)	$(32,931)

Cash provided by (used in) investing activities	$6,271	$(323,265)
Cash provided by financing activities	$18,695	$30,210
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through subscription revenue from customers accessing our cloud-native platform and the net proceeds of issuances of equity securities. We have incurred losses and generated negative cash flows from operations, as reflected in our accumulated deficit of $646.0 million as of January 31, 2023. As of January 31, 2023, we had $76.5 million in cash and cash equivalents and $266.9 million in marketable securities.
We believe our existing cash and cash equivalents, marketable securities, and cash provided by sales of access to our platform will be sufficient to meet our projected operating requirements for at least the next 12 months, despite the ongoing COVID-19 pandemic, continued supply chain disruptions, and uncertainty in the changing market and macroeconomic conditions, including inflation and rising interest rates, which may have an impact on our available cash due to customer requests for extended payment terms or better pricing. As a result of our revenue growth plans, we expect that losses and negative cash flows from operations may continue in the near term. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewals, billing timing and frequency, pricing changes, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced platform features and functionality, the continued market adoption of our platform, the impact of the COVID-19 pandemic, and the impact of the current macroeconomic conditions on our business and results of operations, and the business of our customers. We may in the future pursue acquisitions of businesses, technologies, assets, and talent.
In February 2021, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank, or the SVB Agreement, which provides for a revolving line of credit. The SVB Agreement amends and restates the Loan and Security Agreement dated as of January 31, 2016. Under the SVB Agreement, we can borrow up to $50 million. Interest on any drawdown accrues at the prime rate minus a spread rate ranging from 0.25% to 0.75%, as determined by our adjusted quick ratio, subject to either a 3.00% or 2.50% floor depending on the adjusted quick ratio. The SVB Agreement is secured by substantially all of our assets and includes restrictive covenants, in each case subject to certain exceptions, that limit our ability to, among other things: incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Pursuant to the SVB Agreement, we are also required to maintain a minimum adjusted quick ratio of 1.25 to 1.00. The SVB Agreement also contains customary events of default, upon which Silicon Valley Bank may declare all or a portion of our outstanding obligations payable to be immediately due and payable. As of January 31, 2023, we did not have any debt outstanding.
We typically invoice our subscription customers annually in advance, and in certain cases, we invoice upfront for multi-year contracts. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions and to a lesser extent, premium support services, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2023, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $351.5 million, of which we expect to recognize approximately 96% as revenue over the next 24 months, with the remaining balance recognized thereafter. As of January 31, 2023, we had deferred revenue of $152.1 million, of which $150.5 million was recorded as a current liability and is expected to be recognized as revenue within the next 12 months, subject to applicable revenue recognition criteria.
Merger Agreement
On February 9, 2023, we entered into the Merger Agreement. We have agreed to various representations, warranties, covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. If the Merger Agreement is terminated in certain circumstances, including by us in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, we would be required to pay Parent a termination fee of $52.0 million. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring material capital expenditures above specified thresholds, or issuing additional debt, subject to certain exceptions set forth in the Merger Agreement. We do not believe that the restrictions in the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Year Ended January 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,358)	$(30,491)
Investing activities	6,271	(323,265)
Financing activities	18,695	30,210
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

Cash used in operating activities for fiscal 2023 of $27.4 million consisted of our net loss of $124.8 million, adjusted for non-cash charges of $103.4 million and net cash outflows of $6.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $63.5 million, amortization of deferred sales commissions of $20.2 million, depreciation and amortization of $15.6 million, and non-cash operating lease costs of $4.0 million. Net cash outflows from changes in our operating assets and liabilities were primarily the result of a $20.8 million increase in deferred sales commissions due to commissions paid on new bookings, a $9.0 million increase in accounts receivable due to new billings being greater than collections during the period, and a $4.4 million decrease in lease liabilities due to monthly rental payments for our operating leases. Net cash outflows were partially offset by a $14.9 million increase in deferred revenue resulting from increased billings for subscriptions, a $11.8 million increase in accounts payable and accrued expenses due to timing of payments to vendors, a $1.0 million increase in other noncurrent liabilities for deferred taxes, and a $0.6 million decrease in prepaid expenses and other assets related to the timing of payments to vendors and amortization of prior amounts paid.
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
Investing Activities
Cash provided by investing activities for fiscal 2023 of $6.3 million consisted of $273.6 million of maturities and sales of marketable securities partially offset by $265.3 million of purchases of marketable securities and $2.0 million in purchases of property and equipment primarily related to purchases of computer hardware as well as an increase of capitalized internal-use software development costs.
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
Financing Activities
Cash provided by financing activities for fiscal 2023 of $18.7 million primarily consisted of proceeds from common stock option exercises of $14.6 million and proceeds from employee stock purchase plan of $4.6 million, partially offset by $0.5 million of cash paid for holdback consideration in connection with acquisitions.
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
The Company has committed to spend $70.0 million for hosting services in fiscal year 2024 based on an amended hosting agreement executed in July 2020.
The Company has lease arrangements associated with its corporate facilities. Refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
As of January 31, 2023, our unrecognized tax benefits were $7.9 million, of which $1.1 million are classified as other liabilities and $6.8 million are netted against deferred tax assets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits. Refer to Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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
We generate revenue through the sale of subscriptions and support services to customers that enable them to access our cloud-native platform. Our subscription arrangements with customers do not provide the customer with the right to take possession of our cloud-native platform at any time and as a result are accounted for as service arrangements. Revenue is recognized when control of these services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Subscription terms are generally one to two years, but can be three years or longer, and the substantial majority of our contracts are non-cancelable. Revenue is recognized ratably over the subscription generally beginning on the date that our platform is made available to a customer. We typically bill for subscriptions annually in advance for subscriptions with terms of one year or more.
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
These assumptions are estimated as follows:
Fair Value. Prior to our IPO, the fair value of common stock underlying the stock options had historically been determined by our Board of Directors, with input from our management. Our Board of Directors previously determined the fair value of the common stock at the time of grant by considering a number of objective and subjective factors. Subsequent to our IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of our common stock, as reported by the Nasdaq Global Select Market.

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
Prior to our IPO, we recognized stock-based compensation expense for RSUs on an accelerated attribution method as the RSUs were subject to service-based and performance-based vesting conditions, which included a liquidity event condition, and in certain cases, the achievement of certain other performance metrics. None of the RSUs would vest unless the liquidity event condition was satisfied. Upon the completion of the IPO, the liquidity event condition was considered probable and we recognized cumulative stock-based compensation expense using the accelerated attribution method related to RSUs that had vested as of the IPO. The remaining unrecognized stock-based compensation expense related to the RSUs will be recognized over the remaining requisite service period. All service-based RSUs granted after the IPO, under our 2020 Equity Incentive Plan, will not be subject to a liquidity event condition and will be recognized on a straight-line basis over the service period.
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
Interest Rate Risk
As of January 31, 2023, we had $62.6 million of cash equivalents invested in money market funds and $0.3 million was restricted cash primarily related to outstanding letters of credit established in connection with lease agreements for our facilities. In addition, we had $266.9 million in marketable securities, which consisted of U.S. treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, certificates of deposits, and U.S. government agency securities. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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

Item 8. Financial Statements and Supplementary Data
Sumo Logic, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sumo Logic, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sumo Logic, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company generates revenue from subscriptions to customers that enable them to access the Company’s cloud-based platform. Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress as control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription fees is generally recognized on a straight-line basis over the contract term, commencing on the date the service is made available to the customer and all other revenue recognition criteria have been met. The Company recorded total revenue of $301 million for the year ended January 31, 2023.
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
March 16, 2023

We have served as the Company's auditor since 2015.

Sumo Logic, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	January 31, 2023	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$76,496	$79,986
Marketable securities, current	225,643	210,645
Accounts receivable, net	58,366	49,451
Prepaid expenses	9,063	9,792
Deferred sales commissions, current	19,699	17,110
Other current assets	2,545	2,865
Total current assets	391,812	369,849
Marketable securities, noncurrent	41,213	65,866
Property and equipment, net	4,852	4,960
Operating lease right-of-use assets	1,381	6,110
Goodwill	94,213	94,967
Acquired intangible assets, net	12,709	26,221
Deferred sales commissions, noncurrent	30,670	32,689
Other assets	2,248	1,469
Total assets	$579,098	$602,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,279	$7,755
Accrued expenses and other current liabilities	26,793	25,425
Operating lease liabilities, current	1,641	4,619
Deferred revenue, current	150,484	131,329
Total current liabilities	196,197	169,128
Operating lease liabilities, noncurrent	22	2,346
Deferred revenue, noncurrent	1,658	5,944
Other liabilities	6,111	5,744
Total liabilities	203,988	183,162
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock $0.0001 par value— 1,000,000 shares authorized as of January 31, 2023 and 2022; 122,388 and 113,813 shares issued and outstanding as of January 31, 2023 and 2022, respectively	12	11
Additional paid-in-capital	1,027,627	944,447
Accumulated other comprehensive loss	(6,558)	(4,333)
Accumulated deficit	(645,971)	(521,156)
Total stockholders’ equity	375,110	418,969
Total liabilities and stockholders’ equity	$579,098	$602,131
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Operations
(in thousands, except for per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue	$300,668	$242,125	$202,637
Cost of revenue	97,551	78,308	56,492
Gross profit	203,117	163,817	146,145
Operating expenses:
Research and development	104,949	94,652	70,206
Sales and marketing	153,383	131,311	109,190
General and administrative	71,649	59,129	44,408
Total operating expenses	329,981	285,092	223,804
Loss from operations	(126,864)	(121,275)	(77,659)
Interest and other income (expense), net	5,031	10	(419)
Interest expense	(173)	(174)	(703)
Loss before provision for income taxes	(122,006)	(121,439)	(78,781)
Provision (benefit) for income taxes	2,809	1,926	1,516
Net loss	$(124,815)	$(123,365)	$(80,297)

Net loss per share, basic and diluted	$(1.06)	$(1.13)	$(1.65)

Weighted-average shares used to compute net loss per share, basic and diluted	117,836	108,695	48,805
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(124,815)	$(123,365)	$(80,297)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,917)	(3,402)	168
Unrealized loss on available-for-sale marketable securities	(308)	(886)	—
Total comprehensive loss	$(127,040)	$(127,653)	$(80,129)
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 31, 2020	63,762	$340,167	18,984	$2	$97,131	$(213)	$(317,494)	$(220,574)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	17,020	2	342,683	—	—	342,685
Conversion of convertible redeemable preferred stock to common stock upon initial public offering	(63,762)	(340,167)	63,762	6	340,161	—	—	340,167
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	512	—	—	512
Issuance of common stock upon exercise of stock options	—	—	2,462	—	7,282	—	—	7,282
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Common stock issued in connection with acquisitions	—	—	256	—	—	—	—	—
Stock-based compensation	—	—	—	—	41,272	—	—	41,272
Foreign currency translation adjustments	—	—	—	—	—	168		168
Net loss	—	—	—	—	—	—	(80,297)	(80,297)
Balance at January 31, 2021	—	$—	102,484	$10	$829,238	$(45)	$(397,791)	$431,412
Issuance of common stock upon exercise of stock options	—	—	7,088	1	22,325	—	—	22,326
Exercise of common stock warrants	—	—	18	—	—	—	—	—
Vesting of restricted stock units	—	—	2,008	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Issuance of common stock in connection with employee stock purchase plan	—	—	541	—	7,977	—	—	7,977
Common stock issued in connection with acquisitions	—	—	1,674	—	30,499	—	—	30,499
Stock-based compensation	—	—	—	—	54,211	—	—	54,211
Other comprehensive loss	—	—	—	—	—	(4,288)	—	(4,288)
Net loss	—	—	—	—	—	—	(123,365)	(123,365)
Balance at January 31, 2022	—	$—	113,813	$11	$944,447	$(4,333)	$(521,156)	$418,969
Issuance of common stock upon exercise of stock options	—	—	4,316	1	14,562	—	—	14,563
Vesting of restricted stock units	—	—	3,551	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	33	—	—	33
Issuance of common stock in connection with employee stock purchase plan	—	—	736	—	4,588	—	—	4,588
Cancellation of common stock held	—	—	(28)	—	—	—	—	—
Stock-based compensation	—	—	—	—	63,997	—	—	63,997
Other comprehensive loss	—	—	—	—	—	(2,225)	—	(2,225)
Net loss	—	—	—	—	—	—	(124,815)	(124,815)
Balance at January 31, 2023	—	$—	122,388	$12	$1,027,627	$(6,558)	$(645,971)	$375,110
See Notes to Consolidated Financial Statements

Sumo Logic, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(124,815)	$(123,365)	$(80,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,564	14,181	8,298
Amortization of deferred sales commissions	20,194	15,847	11,476
Amortization (accretion) of marketable securities purchased at a premium (discount)	740	3,070	—
Stock-based compensation, net of amounts capitalized	63,493	54,146	40,951
Non-cash operating lease cost	3,953	4,178	—
Other	(502)	474	635
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(8,975)	(4,194)	(17,809)
Prepaid expenses	721	714	(4,199)
Other assets	(169)	850	(2,574)
Deferred sales commissions	(20,764)	(24,999)	(25,771)
Accounts payable	9,549	2,825	(1,345)
Accrued expenses and other current liabilities	2,233	1,589	4,121
Deferred revenue	14,869	29,458	18,016
Operating lease liabilities	(4,410)	(4,513)	—
Other liabilities	961	(752)	1,319
Net cash used in operating activities	(27,358)	(30,491)	(47,179)
Cash flows from investing activities
Purchases of marketable securities	(265,269)	(424,724)	—
Maturities of marketable securities	245,701	102,508	—
Sales of marketable securities	27,855	41,731	—
Purchases of property and equipment	(386)	(2,258)	(1,138)
Capitalized internal-use software costs	(1,630)	(182)	(1,205)
Cash paid for acquisitions, net of cash and restricted cash acquired	—	(40,340)	—
Net cash provided by (used in) investing activities	6,271	(323,265)	(2,343)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	—	349,166
Proceeds from borrowings	—	—	24,250
Repayment of borrowings	—	—	(24,250)
Payments of deferred offering costs	—	(93)	(4,362)
Proceeds from employee stock purchase plan	4,588	7,977	—
Proceeds from exercise of common stock options	14,563	22,326	7,282
Cash paid for holdback consideration in connection with acquisitions	(456)	—	(100)
Net cash provided by financing activities	18,695	30,210	351,986
Effect of exchange rate changes on cash and cash equivalents	(1,098)	(608)	163
Change in cash and cash equivalents and restricted cash	(3,490)	(324,154)	302,627
Cash and cash equivalents and restricted cash:
Beginning of period	80,286	404,440	101,813
End of period	$76,796	$80,286	$404,440
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,431	$933	$1,194
Cash paid for interest	87	84	733
Supplemental non-cash investing and financing information
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$340,161
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	—	—	512
Vesting of early exercised options	33	197	197
Common stock and assumed awards issued as consideration for acquisitions	—	30,499	—
Unpaid cash consideration for acquisitions	—	456	—
Stock-based compensation capitalized as internal-use software costs	504	65	321
Deferred offering costs accrued but not yet paid	—	—	99
Property and equipment accrued but not yet paid	—	4	15
Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets
Cash and cash equivalents	$76,496	$79,986	$404,140
Restricted cash included in other current assets	300	300	300
Total cash, cash equivalents, and restricted cash	$76,796	$80,286	$404,440
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

Macroeconomic Conditions and COVID-19
The uncertain macroeconomic environment and the ongoing COVID-19 pandemic have had and may continue to have an adverse effect on the Company’s corporate spending, operating margins, expenses, and cashflows. The Company has experienced and may continue to experience customer requests for concessions such as extended payment terms or better pricing and customer losses, including due to bankruptcy or customers ceasing operations, which may result in delays in collections or an inability to collect accounts receivable from these customers. These conditions may continue to impact the Company’s financial condition, results of operations, or liquidity continues to remain uncertain, and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or an adjustment to the carrying value of the Company’s assets or liabilities. These estimates may change, as new events occur and additional information is obtained, which will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.
Since March 2020, the Company has continued to support many of their employees and contractors in working remotely and have reduced business travel. The Company has exited and may continue to exit office leases. During the second quarter of fiscal 2023, the Company exercised the option to early terminate one of its office leases, resulting in the related right-of-use asset balance being written off with no corresponding lease liability remaining on the consolidated balance sheet as of January 31, 2023. The action resulted in a $0.1 million gain recognized in interest and other income (loss), net for the year ended January 31, 2023.
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
The Company generates revenue from subscriptions and support services to customers that enable them to access the Company’s cloud-based platform. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform over the contractual period. A time-elapsed method is used to measure progress as control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription fees is generally recognized on a straight-line basis over the contract term, commencing on the date the service is made available to the customer and all other revenue recognition criteria have been met.
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
Accounts Receivable, Net and Contract Assets
Accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based upon historical loss patterns, the age of each past due invoice, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The Company performs ongoing credit evaluations of its customers. There was $0.4 million and $0.3 million recorded as an allowance for doubtful accounts for the Company’s accounts receivables as of January 31, 2023 and January 31, 2022, respectively.
As of January 31, 2023 and 2022, no customer accounted for 10% or more of total accounts receivable.
Unbilled receivables are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is unconditional when only passage of time is required before payment of that consideration is due. Unbilled receivables totaled $3.1 million and $1.9 million as of January 31, 2023 and 2022, respectively, and were recorded within accounts receivable, net on the consolidated balance sheets.
Contract assets are recorded when revenue recognized on a contract exceeds the billings to date for that contract and the right to consideration is conditional. There were no contract assets on the consolidated balance sheet as of January 31, 2023 and 2022, respectively.
Deferred Revenue
Deferred revenue consists of non-cancelable customer billings, or payments received in advance of revenue recognition. The Company generally invoices its customers in monthly, quarterly, or annual installments. Accordingly, the deferred revenue balance generally does not represent the total contract value of annual or multi-year, non-cancelable subscription arrangements. Deferred revenue that will be recognized within the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.
Deferred Sales Commissions
The Company capitalizes certain sales commissions, including related payroll taxes, earned by the Company’s sales force, which are considered to be incremental costs that would not be incurred absent the contract, and recoverable costs of acquiring a contract with a customer.

Commissions earned on the initial acquisition of a contract are amortized over a period of benefit of five years on a straight-line basis. The period of benefit is estimated by considering factors such as the expected life of the Company’s subscription contracts, historical customer attrition rates, technological life of the Company’s platform, the impact of competition in its industry, as well as other factors. Commissions for renewals are considered not commensurate with the commission paid for the acquisition of the initial contract and are therefore amortized over the contractual term of the contract, consistent with the pattern of revenue recognition for each performance obligation. The Company capitalized $20.8 million and $25.0 million in sales commissions for the years ended January 31, 2023 and 2022, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations and were $20.2 million, $15.8 million, and $11.5 million for the years ended January 31, 2023, 2022, and 2021, respectively. There was no impairment loss in relation to deferred sales commissions for the years ended January 31, 2023, 2022, or 2021. Sales commissions that will be amortized within the next twelve months are included in deferred sales commissions, current, on the consolidated balance sheets. Any sales commissions that will be amortized in any period subsequent to the next twelve months are included in deferred sales commissions, noncurrent, on the consolidated balance sheets.
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
Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries is the respective local currency. All asset and liability accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the year. Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency of the recording entity are included in interest and other income (expense), net in the Company’s consolidated statements of operations. The Company incurred $0.2 million, $(0.4) million, and $(0.4) million in foreign currency transaction gains (losses) for the years ended January 31, 2023, 2022, and 2021, respectively.
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist primarily of cash deposits, money market funds, and highly liquid investments that mature in three months or less at the date of purchase.
Marketable Securities
Marketable securities consist of U.S. treasury securities, corporate debt securities, commercial paper, foreign government obligations, supranational securities, certificates of deposits, and U.S. government agency securities. The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. Interest receivable on these securities is presented in other current assets on the consolidated balance sheets. All marketable securities are recorded at their estimated fair values. When the fair value of a marketable security declines below its amortized cost basis, the carrying value of the security will be reduced to its fair value if it is more likely than not that management is required to sell the impaired security before recovery of its amortized basis, or management has the intention to sell the security. If neither of these conditions are met, the Company determines whether any portion of the decline is due to credit losses. Any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in the Company’s consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive (loss) income and are recognized in the Company’s consolidated statement of operations only if the Company sells or intends to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income (expense), net in the Company’s consolidated statements of operations.
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
Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. The Company elected the practical expedient which allows the Company to not allocate consideration between lease and non-lease components. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. The interest rate implicit in its operating leases is not readily determinable, and therefore an incremental borrowing rate (“IBR”) is estimated to determine the present value of future payments. The estimated IBR factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Lease expenses are recognized on a straight-line basis over the lease term.
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
The Company capitalized $2.1 million and $0.2 million of internal-use software costs during the years ended January 31, 2023 and 2022, respectively. Amortization of internal-use software costs included in cost of revenue in the consolidated statements of operations was $0.6 million, $0.7 million, and $0.7 million for the years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023 and 2022, the Company included capitalized internal-use software costs of $2.8 million and $1.2 million within property and equipment, net, respectively.
Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software costs during the years ended January 31, 2023, 2022, or 2021.

Goodwill and Other Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company has one reporting unit and performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is required. There was no impairment of goodwill recorded for the years ended January 31, 2023, 2022, or 2021.
Intangible assets consist of identifiable intangible assets, primarily developed technology and customer relationships, resulting from the Company’s acquisitions. Acquired intangible assets are recorded at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization costs are included in cost of revenue within the consolidated statements of operations. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no impairment of intangible assets recorded for the years ended January 31, 2023, 2022, or 2021.
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
Cost of Revenue
Cost of revenue includes all direct costs to deliver and support the Company’s platform, including personnel and related costs, third-party cloud infrastructure costs for hosting the Company’s cloud platform, amortization of internal-use software and acquired developed technology, as well as allocated facilities and IT costs. These costs are expensed as incurred.
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
Advertising and Promotion Costs
Costs related to advertising and promotions of the Company’s service offerings are charged to sales and marketing expense as incurred. The Company incurred $8.9 million, $6.5 million, and $7.2 million in advertising and promotion expenses for the years ended January 31, 2023, 2022, and 2021, respectively.
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
Other Comprehensive Loss (Income)
Other comprehensive (loss) income includes amounts recorded in equity that are not the result of transactions with stockholders. The changes in other comprehensive (loss) income are a result of translation gains and losses for the Company’s foreign subsidiaries assets, liabilities, revenue, and expenses and unrealized gains (losses) on available-for-sale marketable securities. The Company recorded other comprehensive (loss) income of $(2.2) million, $(4.3) million, and $0.2 million for the years ended January 31, 2023, 2022, and 2021, respectively.
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
Related Party Transactions
Certain members of the Company’s board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. The Company received cash payments of $1.5 million from a related party for the year ended January 31, 2021. Related party transactions were not material for the years ended January 31, 2023 or 2022.
Recently Adopted Accounting Pronouncements
The Company assesses the adoption impacts of recently issued accounting pronouncements by the Financial Accounting Standards Board (“FASB”) on its consolidated financial statements. The sections below describe impacts from newly adopted pronouncements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. The adoption of the standard will impact future business combinations. The Company has elected to early adopt this guidance as of February 1, 2022. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements for the year ended January 31, 2023 as no business combination activities occurred during this period.
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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis, based on the three-tier fair value hierarchy (in thousands):

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$62,570	$—	$—	$62,570
Marketable securities:
U.S. treasury securities	—	49,023	—	49,023
Corporate debt securities	—	134,771	—	134,771
Commercial paper	—	48,246	—	48,246
Foreign government obligations	—	1,394	—	1,394
Certificates of deposit	—	7,901	—	7,901
U.S. government agency securities	—	25,521	—	25,521
Total financial assets	$62,570	$266,856	$—	$329,426

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,742	$—	$—	$70,742
Marketable securities:
U.S. treasury securities	—	67,476	—	67,476
Corporate debt securities	—	167,160	—	167,160
Commercial paper	—	19,033	—	19,033
Foreign government obligations	—	7,607	—	7,607
Supranational securities	—	12,922	—	12,922
Certificates of deposit	—	2,313	—	2,313
Total financial assets	$70,742	$276,511	$—	$347,253
The Company had $0.3 million of restricted cash invested in money market funds that is not included in the tables above as of January 31, 2023 and 2022, respectively.
In connection with the Loan and Security agreement, discussed in Note 7, the Company issued 32,276 warrants to purchase shares of the Company’s redeemable convertible preferred stock. The Company used a Black-Scholes option valuation model to value its redeemable convertible preferred stock warrant liability at inception and on subsequent valuation dates. Changes in the fair values of the redeemable convertible preferred stock warrant liability were recorded as interest and other income (expense), net in the Company’s consolidated statements of operations. All 32,276 warrants to purchase shares of redeemable convertible preferred stock converted into warrants to purchase common stock upon the closing of the Company’s IPO and the related liability was reclassified to additional paid-in capital in the Company’s consolidated balance sheet. During the year ended January 31, 2023, no warrants were exercised. During the year ended January 31, 2022, 21,746 warrants were exercised. There were no transfers between levels of the fair value hierarchy during the years ended January 31, 2023 and 2022, respectively.

The following is a summary of available-for sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheet as of January 31, 2023 (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. treasury securities	$49,378	$2	$(357)	$49,023
Corporate debt securities	135,552	40	(821)	134,771
Commercial paper	48,277	9	(40)	48,246
Foreign government obligations	1,408	—	(14)	1,394
Certificates of deposit	7,924	2	(25)	7,901
U.S. government agency securities	25,512	11	(2)	25,521
Total marketable securities	$268,051	$64	$(1,259)	$266,856

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. treasury securities	$67,770	$—	$(294)	$67,476
Corporate debt securities	167,693	3	(536)	167,160
Commercial paper	19,052	—	(19)	19,033
Foreign government obligations	7,640	—	(33)	7,607
Supranational securities	12,923	—	(1)	12,922
Certificates of deposit	2,319	—	(6)	2,313
Total marketable securities	$277,397	$3	$(889)	$276,511
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
The following table presents the contractual maturities of the Company’s marketable securities (in thousands):

January 31, 2023
Due in one year or less	$225,643
Due after one year and within five years	41,213
Total marketable securities	$266,856

4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Computer and hardware equipment	$3,556	$3,406
Furniture and fixtures	2,047	2,016
Leasehold improvements	2,891	3,004
Capitalized internal-use software	4,111	3,633
Building	301	311
Land	85	87
Gross property and equipment(a)	12,991	12,457
Accumulated depreciation and amortization	(8,139)	(7,497)
Property and equipment, net	$4,852	$4,960
______________
(a)Gross property and equipment includes construction-in-progress of $0.1 million that had not yet been placed in service as of January 31, 2022. The costs associated with construction-in-progress are not amortized until placed in service.
Depreciation and amortization expense of property and equipment was $2.6 million, $2.0 million, and $1.5 million for the years ended January 31, 2023, 2022, and 2021, respectively.
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	January 31, 2023	January 31, 2022
United States	$4,237	$4,133
International	615	827
Total long-lived assets	$4,852	$4,960
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2023	January 31, 2022
Accrued compensation	$8,079	$10,771
Accrued sales commissions	3,645	5,624
Accrued taxes	1,044	2,022
Accrued professional services	8,428	851
Accrued other expenses	5,597	6,157
Accrued expenses and other current liabilities	$26,793	$25,425
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
Additionally, 71,644 shares of common stock were issued with a fair value of $21.49 per share at the time of grant and will be recorded as stock-based compensation expense. These shares are subject to risk of forfeiture which lapse in full 1.5 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $0.3 million and $0.7 million during the year ended January 31, 2023 and 2022, respectively. As of January 31, 2023, stock-based compensation on these awards has been fully recognized.
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
The following table presents the purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date (in thousands):

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
Additionally, 143,492 shares of common stock were issued with a fair value of $18.97 per share at the time of grant and will be recorded as stock-based compensation. These shares are subject to risk of forfeiture, which lapse in full 2.0 years after the acquisition date. The Company recorded stock-based compensation expense related to the vesting of the restricted common stock of $1.4 million and $0.9 million during the year ended January 31, 2023 and 2022, respectively. As of January 31, 2023, the remaining unrecognized stock-based compensation expense was $0.4 million and will be recognized over the remaining vesting period.
A portion of the consideration otherwise payable was placed into escrow as partial security for certain indemnification obligations to be released 12 months after the acquisition date, subject to reduction for any indemnification claims. The consideration placed in escrow was released during the third quarter of fiscal 2023.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date and the excess was recorded as goodwill.
The following table presents the purchase consideration allocation recorded in the Company’s consolidated balance sheet as of the acquisition date (in thousands):

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

Acquired Intangible Assets
Acquired intangible assets, net consisted of the following (in thousands):

	January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,163	$(32,471)	$10,692	1.4
Customer relationships	3,000	(983)	2,017	3.4
Total	$46,163	$(33,454)	$12,709

	January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (in years)
Developed technology	$43,650	$(20,046)	$23,604	2.1
Customer relationships	$3,000	$(383)	$2,617	4.4
Total	$46,650	$(20,429)	$26,221
The Company recorded $13.0 million, $12.1 million, and $6.8 million of amortization expense during the years ended January 31, 2023, 2022, and 2021, respectively. There was no impairment of intangible assets recorded for the years ended January 31, 2023, 2022, and 2021, respectively. Fully amortized intangible assets were written off in the amount of $1.0 million during the year ended January 31, 2022.
As of January 31, 2023, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2024	$8,626
2025	3,266
2026	600
2027	217
Total amortization expense	$12,709
As of January 31, 2022, future amortization expense related to acquired intangible assets was as follows (in thousands):

Amortization Expense
2023	$13,298
2024	8,789
2025	3,317
2026	600
2027	217
Total amortization expense	$26,221

Goodwill
Changes in the carrying amount of goodwill for the year ended January 31, 2023 was as follows (in thousands):

Amounts
Balance as of January 31, 2022	$94,967
Foreign currency translation	(754)
Balance as of January 31, 2023	$94,213
There was no impairment of goodwill recorded for the years ended January 31, 2023, 2022, or 2021.
6. Leases
The Company leases office space globally under non-cancelable operating lease agreements that expire at various dates through fiscal 2025. The leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases include (i) renewal options at the election of the Company to renew or extend the lease for an additional 5 years, and/or (ii) options to terminate the lease early, subject to certain termination penalties and fees. These optional renewal and terminations periods have not been considered in the determination of the right-of-use assets and lease liabilities associated with these leases, as the Company did not consider it reasonably certain it would exercise the options. During the second quarter of fiscal 2023, the Company exercised the option to early terminate one of its office leases, resulting in the related right-of-use asset balance being written off with no corresponding lease liability remaining on the Company’s balance sheet. This action resulted in a $0.1 million gain recognized in interest and other income (expense), net in the Company’s consolidated statements of operations during the year ended January 31, 2023.
In January 2023, the Company entered into a Sublease Agreement (“Sublease”) with respect to the Company’s new corporate headquarters office space located in Redwood City, California. The term of the sublease is February 2023 through May 2027 and is for approximately 24,000 square feet. Under the Sublease, the Company is obligated to pay fixed monthly rent over the term totaling approximately $10.6 million. The Sublease will be recorded as an operating lease liability in the Company’s consolidated balance sheet in the first quarter of fiscal 2024.
The Company evaluated its contracts and determined each of its identified leases are classified as operating leases. The Company has no lease agreements that are classified as finance leases as of January 31, 2023.
The following table presents the components of operating lease expense (in thousands):

	January 31, 2023	January 31, 2022
Operating lease expense	$4,093	$4,467
Variable lease expense	480	496
Short-term lease expense	397	81
Sublease income	(263)	(217)
As of January 31, 2023, the weighted average remaining lease term was 0.6 years and the weighted average discount rate used to determine the net present value of the lease liability was 3.0%.
Rent expense under the previous lease accounting standard (ASC 840) was $3.3 million for the year ended January 31, 2021.
Supplemental cash flow information and non-cash activity related to the Company’s operating leases were as follows (in thousands):

	January 31, 2023	January 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$4,534	$4,785

As of January 31, 2023, remaining maturities of lease liabilities are as follows (in thousands):

Amount
2024	$1,658
2025	22
Total lease payments	$1,680
Less: imputed interest	(17)
Present value of lease liabilities	$1,663
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
During the year ended January 31, 2021, the Company borrowed $24.3 million under its revolving line of credit facility with Silicon Valley Bank and repaid the outstanding balance under this facility during the third quarter of its fiscal 2021. The Company did not have any debt outstanding under this facility as of January 31, 2023 and 2022, respectively. The Company was in compliance with the financial covenants associated with the SVB Agreement as of January 31, 2023.
8. Commitments and Contingencies
Non-Cancellable Purchase Commitments
As of January 31, 2023, the Company had future minimum commitments for hosting and other non-cancelable obligations as follows (in thousands):

Minimum Annual Commitments
Fiscal 2024	$71,370
Fiscal 2025	1,370
Total future minimum commitments	$72,740
Other Obligations
Indemnifications
In the ordinary course of business, the Company includes standard indemnification provisions in most of its SaaS revenue arrangements with its customers. Pursuant to these provisions, the Company indemnifies these parties for losses suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against certain parties. These provisions may limit the time within which an indemnification claim can be made but are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. It is not possible to estimate the maximum potential amount under these indemnification agreements due to limited history of prior indemnification claims and the unique facts and circumstances involved in each agreement, and the Company does not believe a loss contingency is probable. The Company has not incurred significant expense defending its licensees against third-party claims, nor has it ever incurred significant expense under its standard service warranties. Accordingly, the Company has no liabilities recorded for potential claims under these agreements as of January 31, 2023 or 2022.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been recorded associated with these indemnification provisions as of January 31, 2023 or 2022.
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
The Company is not always able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued. In management’s opinion, resolution of all current matters, including employment matters, is not expected to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows as of January 31, 2023.
9. Revenue
Disaggregation of Revenue
The following table presents the Company’s revenue by geographic region, based on the billing address of the customer, for the periods indicated (in thousands):

	Year Ended January 31,
	2023	2022	2021
United States	$234,791	$197,834	$171,142
International	65,877	44,291	31,495
Total revenue	$300,668	$242,125	$202,637
No individual foreign country contributed 10% or more of revenue for the years ended January 31, 2023, 2022, or 2021.
No customer individually accounted for 10% or more of the Company’s revenues for the years ended January 31, 2023, 2022, and 2021.
Deferred Revenue and Remaining Performance Obligations
The Company recognized revenue of $137.2 million and $104.7 million during the years ended January 31, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
As of January 31, 2023, future estimated revenue related to performance obligations from non-cancelable contracts that were unsatisfied or partially unsatisfied was $351.5 million and the Company expects to recognize approximately 96% as revenue for these remaining performance obligations over the next twenty-four months, with the remaining balance recognized thereafter.
10. Stockholders’ Equity and Equity Incentive Plans
Redeemable Convertible Preferred Stock
Upon the closing of the Company’s IPO, all 63,761,950 shares of redeemable convertible preferred stock were automatically converted into shares of common stock on a one-to-one basis, and the carrying value of $340.2 million was reclassified into common stock and additional paid-in-capital. As of January 31, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding.
Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 1.0 billion shares of common stock at a par value of $0.0001 as of January 31, 2023 and 2022, respectively. As of January 31, 2023 and January 31, 2022, approximately 122.4 million and 113.8 million shares of common stock were issued and outstanding, respectively.
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of January 31, 2023 and 2022, no dividends had been declared.
The Company has reserved shares of its common stock as follows (in thousands):

	January 31, 2023	January 31, 2022
Warrants	11	11
Stock options outstanding	10,556	15,928
RSUs outstanding	15,699	9,502
Future issuance under equity incentive plans	9,154	12,131
Future issuance in connection with assumed options for acquisitions	45	94
Shares available subject to the 2020 ESPP Plan	2,885	2,484
Total reserved shares	38,350	40,150
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
As of January 31, 2023, there were 9.2 million shares available for grant under the 2020 Plan. The 2020 Plan provides that the number of shares reserved will automatically increase on the first day of each fiscal year, beginning on February 1, 2021, by an amount equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as the administrator of the 2020 Plan may determine.
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

The fair value of each stock option was estimated on the date of grant using the following assumptions during the period:

Year Ended January 31, 2021
Expected term (in years)	5.7 - 6.1
Risk-free interest rate	0.4% - 0.9%
Expected volatility	52.5% - 55.2%
Expected dividend yield	—
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life, or 10 years.
The following table is a summary of option activity during the year ended January 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at January 31, 2022	15,928	$4.20	5.9	$123,382
Options granted	—	$—
Options exercised	(4,291)	$3.36
Options cancelled	(1,081)	$9.24
Balance at January 31, 2023	10,556	$4.03	4.7	$82,744
Options exercisable at January 31, 2023	10,079	$3.77	4.6	$81,210
No stock options were granted during the years ended January 31, 2023 and 2022. Stock options granted during the year ended January 31, 2021 had a weighted-average grant-date fair value of $6.31 per share. The aggregate intrinsic value of options exercised during the years ended January 31, 2023, 2022, and 2021 was $24.5 million, $112.0 million, and $31.1 million, respectively.
No income tax benefits have been recognized for stock-based compensation arrangements. As of January 31, 2023 and 2022, there was $2.6 million and $12.4 million, respectively, of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 0.8 years and 1.5 years, respectively.
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
All early exercised options were fully vested in the first quarter of fiscal 2023. As of January 31, 2022, the Company had a liability of less than $0.1 million, for 10,750 shares of common stock that were unvested and early exercised by employees.

Restricted Stock Units
The following table is a summary of RSU activity for the year ended January 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Balance at January 31, 2022	9,502	$17.20
Granted(a)	12,962	$8.75
Released	(3,551)	$15.26
Forfeited	(3,214)	$14.79
Balance at January 31, 2023	15,699	$11.16
RSUs expected to vest at January 31, 2023	15,699	$11.16
______________
(a)Includes 1,023,797 awards subject to both service-based and performance-based vesting conditions based on a 100% attainment rate.
As of January 31, 2023, there was $145.6 million of total unrecognized compensation expense related to unvested RSUs. As of January 31, 2022, there was $141.1 million of total unrecognized compensation expense related to unvested RSUs, of which $1.9 million was for the RSUs subject to certain other performance metrics. As of January 31, 2023 and 2022, total unrecognized compensation expense related to unvested RSUs is expected to be recognized over a weighted-average period of 2.7 years and 3.4 years, respectively.
Sensu Plans
In connection with the acquisition of Sensu, the Company assumed 33,267 options to purchase shares of common stock, granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan, at a weighted-average exercise price of $4.88 per share and weighted-average fair value of $17.19 per share, of which 11,724 and 29,771 options remained outstanding as of January 31, 2023 and 2022, respectively. As of January 31, 2023 and 2022, 8,589 and 11,166 options were vested and exercisable with a weighted-average exercise price of $4.77 and $4.79, and the total unrecognized compensation expense related to these awards was less than $0.1 million and $0.3 million, respectively. During the year ended January 31, 2023 17,283 options were exercised.
Jask Labs Inc. Plans
In connection with the acquisition of Jask Labs Inc. (“Jask Labs”), the Company assumed 265,075 options to purchase shares of common stock, granted under the Jask Labs 2015 Stock Option and Grant Plan and the Jask Labs 2018 Equity Incentive Plan, at a weighted-average exercise price of $9.86 per share and weighted-average fair value of $6.39 per share, of which 33,497 and 64,622 options remained outstanding as of January 31, 2023 and 2022, respectively. As of January 31, 2023 and 2022, 32,063 and 52,193 options were vested and exercisable with a weighted-average exercise price of $9.08 and $9.73, and the total unrecognized compensation expense related to these awards was less than $0.1 million and $0.1 million, respectively. During the year ended January 31, 2023 8,104 options were exercised.
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

The Company recognized stock-based compensation expense related to the ESPP of $2.7 million and $5.0 million during the year ended January 31, 2023 and 2022, respectively. As of January 31, 2023 and 2022, $1.0 million and $1.3 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions, respectively. As of January 31, 2023 and 2022, there was $5.8 million and $8.0 million, respectively, of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.8 years.
During the year ended January 31, 2023 and 2022, 736,316 and 540,993 shares of common stock were issued under the ESPP, respectively.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the ESPP purchase rights:

Year Ended January 31,
	2023	2022	2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.7 - 2.2
Risk-free interest rate	2.31% - 4.64%	0.05% - 0.69%	0.11% - 0.14%
Expected volatility	58.8% - 75.5%	46.0% - 59.4%	55.4% - 65.5%
Expected dividend yield	—	—	—
Pursuant to the terms of the ESPP, the next scheduled purchase under the ESPP will occur on June 15, 2023. Pursuant to the terms of the Merger Agreement, as defined in Note 14, no further offering periods or purchase periods will commence under the ESPP on or after February 9, 2023 (the date of the Merger Agreement). If the effective time of the Merger occurs prior to June 15, 2023, any offering periods or purchase periods under the ESPP that would otherwise be outstanding as of such time will be shortened and any outstanding purchase rights will be exercised no later than one business day prior to the effective time of the Merger. The ESPP will terminate immediately prior to, and contingent upon, the effective time of the Merger. See Note 14 for further discussion around the Merger.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense included in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of revenue	$1,440	$816	$510
Research and development(a)	28,329	23,781	13,728
Sales and marketing	17,902	15,941	11,532
General and administrative	15,822	13,608	15,181
Total stock-based compensation expense	$63,493	$54,146	$40,951
________________
(a)During the years ended January 31, 2023, 2022, and 2021, the Company capitalized stock-based compensation of $0.5 million, $0.1 million, and $0.3 million, respectively, related to internal-use software development costs. The research and development stock-based compensation amounts are presented net of the capitalized costs.
In connection with the acquisition of Jask Labs, the Company granted 130,180 shares of restricted common stock, with a fair value of $12.11683 per share at the time of grant, that vest over a period of two years. During the years ended January 31, 2022 and 2021, the Company recorded $0.6 million and $0.8 million, respectively, in stock-based compensation expense related to the vesting of the restricted common stock. The awards were fully vested as of October 31, 2021.
During the years ended January 31, 2023, 2022, and 2021, the Company granted 1,023,797, 105,419, and 220,000 awards, respectively, to certain executives that were subject to both service-based vesting conditions and performance-based vesting conditions. For awards granted during the year ended January 31, 2023, the total number of shares earned will be based on the Company’s performance against a specific metric for fiscal year 2023, unless such period is otherwise truncated per the terms of the award agreement. The number of shares earned and eligible for service-based vesting can range between 0% to 167% of target for our chief executive officer and between 0% and 125% for our other executives. For awards granted during the year ended January 31, 2023 and 2022, no stock-based compensation expense was recognized as the performance-based vesting conditions were not met. Of the awards granted in fiscal 2021, $0.3 million and $2.4 million of stock-based compensation expense was recognized during the years ended January 31, 2022 and 2021, respectively as the performance-based vesting conditions were met.
Common Stock Transfers
During the years ended January 31, 2021 certain of the Company’s existing investors acquired outstanding common stock from former employees of the Company for a purchase price greater than the fair value of the common stock at the time of the transaction. In connection with these stock transfers, the Company waived its right of first refusal and other transfer restrictions applicable to such shares. As a result, the Company recorded $0.3 million as stock-based compensation for the years ended January 31, 2021 in general and administrative expenses in the consolidated statements of operations. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
11. 401(k) Plan
In November 2011, the Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company has not made any matching contributions as of January 31, 2023 or 2022.
12. Income Taxes
The Company’s loss before income taxes consisted of the following (in thousands):

	Year Ended January 31
	2023	2022	2021
United States	$(128,495)	$(130,257)	$(82,850)
International	6,489	8,818	4,069
Total	$(122,006)	$(121,439)	$(78,781)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	45	(4)	201
Foreign	2,825	1,573	1,081
Total current tax expense (benefit)	$2,870	$1,569	$1,282

Deferred:
Federal	$—	$(540)	$—
State	—	(116)	—
Foreign	(61)	1,013	234
Total deferred tax expense (benefit)	$(61)	$357	$234
Total tax expense (benefit)	$2,809	$1,926	$1,516

A reconciliation of the Company’s effective income tax rate to the expected income tax rate, computed by applying the federal statutory income tax rate of 21.0% for each of the years ended January 31, 2023, 2022, and 2021, to the Company’s loss before provision (benefit) for income taxes, is as follows:

	Year Ended January 31
	2023	2022	2021
Federal tax statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax effect	4.8	4.3	2.1
Change in valuation allowance	(31.2)	(32.1)	(22.9)
Nondeductible expenses	(0.5)	3.0	(5.0)
Effect of foreign operations	(1.2)	(0.6)	(0.6)
Tax credits	5.1	2.7	4.5
Other	(0.3)	0.1	(1.0)
Total	(2.3)%	(1.6)%	(1.9)%
The Company’s significant components of its deferred tax assets and liabilities were as follows (in thousands):

	As of January 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$4,655	$3,158
Deferred revenue	1,495	1,073
Net operating loss carryforwards	132,314	126,332
Tax credit carryforwards	23,843	17,754
Stock-based compensation	5,697	6,010
Capitalized research expenditures	21,128	—
Lease liabilities	345	1,575
Gross deferred tax assets	$189,477	$155,902
Less: valuation allowance	(189,403)	(150,963)
Total deferred tax assets	$74	$4,939

Deferred tax liabilities:
Property and equipment	$(1,257)	$(5,769)
Deferred sales commissions	(2,946)	(2,436)
Right-of-use assets	(319)	(1,449)
Total deferred tax liabilities	$(4,522)	$(9,654)
Net deferred tax liabilities	$(4,448)	$(4,715)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes that, based on a number of factors, it is more likely than not that the U.S. federal and state net deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. A valuation allowance of $189.4 million, $151.0 million, and $110.2 million has been established by the Company as of January 31, 2023, 2022, and 2021, respectively. The gross change in the valuation allowance during the years ended January 31, 2023, 2022, and 2021 was an increase of $38.4 million, $40.7 million, and $18.0 million, respectively, primarily due to current year losses.
Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the right to deduct research and development expenditures for tax purposes in the period the expenses were incurred and instead requires all U.S. and foreign research and development expenditures to be amortized over five and fifteen tax years, respectively. As a result, the Company recognized a deferred tax asset for the future tax benefit of the amortization deductions of the capitalized research and development expenditures that was fully offset by a change in valuation allowance.
As of January 31, 2023, the Company had net operating loss (“NOL”) carryforwards of $522.1 million for U.S. federal and $362.2 million for U.S. state income tax purposes available to offset future taxable income. The net operating losses generated during the year ended January 31, 2019 and thereafter can be carried forward indefinitely for federal purposes. The federal net operating losses generated before the year ended January 31, 2019 carry forward for a 20-year period and if unutilized will begin to expire in 2032. The California net operating loss carryforwards begin to expire in 2030. The Company also had research tax credit carryforwards of $19.6 million for U.S. federal and $13.1 million for U.S. state income tax return purposes. The federal research tax credits expire beginning in 2030, and the U.S. state tax credits can be carried forward indefinitely.
Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and income tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company may have previously experienced, and may experience in the future, one or more Section 382 “changes in ownership”, however, the Company does not expect any resulting limitations on its ability to utilize its net operating loss or research tax carryovers.
The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions, and foreign jurisdictions. For jurisdictions in which tax filings are made, the Company is generally subject to income tax examination for all fiscal years since inception. Due to the Company’s net operating loss carryforwards, all tax years since inception remain subject to adjustment for U.S. federal and California tax returns. There are tax years which remain subject to examination in other U.S. state jurisdictions that are not material to the Company’s consolidated financial statements. In the Company’s major foreign jurisdictions – India, Italy and Poland – the tax years subsequent to 2018 remain open to examination for India, the tax years subsequent to 2016 remain open to examination for Italy and the tax years subsequent to 2016 remain open to examination for Poland.
The following shows the changes in the gross amount of unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of year	$5,610	$4,213	$3,252
Increase related to prior year tax positions	736	—	66
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	1,602	1,397	895
Unrecognized tax benefits, end of year	$7,948	$5,610	$4,213
As of January 31, 2023, the Company had $7.9 million of unrecognized tax benefits. As of January 31, 2023, $1.1 million of the Company’s unrecognized tax benefits, if recognized, would affect the effective tax rate. Due to the Company’s full valuation allowance against all U.S. federal and state net deferred tax assets, the Company’s remaining unrecognized tax benefits, if recognized, would not affect the effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued interest of an insignificant amount during the year ended January 31, 2023, and no penalties or interest during the years ended January 31, 2022, and 2021.
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
The Company's accumulated undistributed foreign earnings as of January 31, 2023 have been subject to either the deemed one-time mandatory repatriation under the Tax Act or the current year income inclusion under the Global Intangible Low-Taxed Income (“GILTI”) regime for U.S. tax purposes. If the Company were to make actual distributions of some or all of these earnings, including earnings accumulated after December 31, 2017, the Company would generally incur no additional U.S. income tax but could incur U.S. state income tax and foreign withholding taxes. The Company has not accrued for these potential U.S. state income tax and foreign withholding taxes because the Company intends to permanently reinvest its foreign earnings in its international operations.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2023	2022	2021
Net loss	$(124,815)	$(123,365)	$(80,297)
Weighted-average shares outstanding, basic and diluted	117,836	108,695	48,805
Net loss per share, basic and diluted	$(1.06)	$(1.13)	$(1.65)
The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended January 31,
	2023	2022	2021
Stock options	10,556	15,928	24,768
RSUs	16,097	9,502	3,757
ESPP	102	130	133
Warrants	11	11	32
Shares subject to repurchase	36	226	140
Assumed options for acquisitions	45	94	140
Issuable shares for acquisitions	—	194	—
Total anti-dilutive securities	26,847	26,085	28,970
14. Subsequent Events
On February 9, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Serrano Parent, LLC (“Parent”) and Serrano Merger Sub, Inc (“Merger Sub”). Parent and Merger Sub are affiliates of Francisco Partners Management, L.P. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent. Per the Merger Agreement, at the time of the effective date of the Merger, each share of the Company’s common stock outstanding immediately prior to such effective time (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive $12.05 in cash without interest thereon, subject to applicable withholding taxes.
Completion of the Merger is subject to customary closing conditions set forth in the Merger Agreement, including, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other specified regulatory approvals, and the absence of an order or law preventing, materially restraining, or materially impairing the consummation of the Merger.
The Company is subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, subject to customary exceptions.
If the Merger Agreement is terminated in certain circumstances, including by the Company in order to enter into a superior proposal or by Parent because the Company’s board of directors withdraws its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $52.0 million.
The Merger is expected to close in the second calendar quarter of 2023. Upon consummation of the Merger, the Company will cease to be a publicly traded company and its common stock will be delisted from the Nasdaq Global Select Market.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on the Company’s evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2023, our disclosure controls and procedures were effective at the reasonableness assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after January 31, 2023 in connection with our 2023 annual meeting of stockholders (the “Proxy Statement”).
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
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1#	Agreement and Plan of Merger, dated February 9, 2023, among Serrano Parent, LLC, Serrano Merger Sub, Inc. and the registrant.	8-K	001-39502	2.1	February 9, 2023
3.1	Amended and Restated Certificate of Incorporation of the registrant.	S-1	333-248251	3.2	August 24, 2020
3.2	Bylaws of the registrant, as amended.	S-1	333-248251	3.4	August 24, 2020
4.1	Form of common stock certificate of the registrant.	S-1	333-248251	4.1	August 24, 2020
4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of May 1, 2019.	S-1	333-248251	4.2	August 24, 2020
4.3	Warrant to Purchase Stock between the registrant and Silicon Valley Bank, dated as of July 30, 2019.	S-1/A	333-248251	4.5	August 31, 2020
4.4	Description of registrant’s securities.	10-K	001-39502	4.6	March 12, 2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-248251	10.1	August 24, 2020
10.2+	Sumo Logic, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1	333-248251	10.2	August 24, 2020
10.3+	Sumo Logic, Inc. 2020 Employee Stock Purchase Plan, as amended, and related form agreements.	10-Q	001-39502	10.1	December 8, 2021
10.4+	Sumo Logic, Inc. 2010 Stock Plan and related form agreements.	S-1	333-248251	10.4	August 24, 2020
10.5+	Sumo Logic, Inc. Executive Incentive Compensation Plan.	S-1	333-248251	10.5	August 24, 2020
10.6+	Form of Change in Control and Severance Agreement between the registrant and each of its executive officers.	S-1	333-248251	10.6	August 24, 2020
10.7+	Confirmatory Employment Letter between the registrant and Ramin Sayar, dated as of July 9, 2020.	S-1	333-248251	10.7	August 24, 2020
10.8+	Confirmatory Employment Letter between the registrant and Katherine Haar, dated as of July 10, 2020.	S-1	333-248251	10.10	August 24, 2020
10.9+	Confirmatory Employment Letter between the registrant and Suku Krishnaraj Chettiar, dated as of July 10, 2020.	S-1	333-248251	10.11	August 24, 2020
10.10+	Employment Letter between the registrant and Lynne Doherty, dated as of September 9, 2021.	8-K	001-39502	10.1	November 1, 2021
10.11+	Employment Letter between the registrant and Stewart Grierson, dated November 6, 2021.	8-K	001-39502	10.1	December 6, 2021
10.12+	Sumo Logic, Inc. Outside Director Compensation Policy.	S-1	333-248251	10.12	August 24, 2020
10.13	Building Lease Agreement between the registrant and Landlord Brugger Corp., dated as of January 22, 2013, as amended July 10, 2017.	S-1	333-248251	10.13	August 24, 2020
10.14*	Sublease Agreement between the registrant and Delphix Corp., dated as of January 24, 2023.
10.15	Amended and Restated Loan and Security Agreement between the registrant and Silicon Valley Bank, dated as of February 8, 2021.	8-K	001-39502	10.1	February 12, 2021
10.16	Agreement, dated as of May 3, 2022, by and between the registrant and Scalar Gauge Fund LP.	8-K	001-39502	10.1	May 5, 2022
10.17#	Form of Voting Agreement, dated February 9, 2023, among Serrano Parent, LLC and certain stockholders of the registrant.	8-K	001-39502	10.1	February 9, 2023
21.1	List of subsidiaries of the registrant.	S-1	333-248251	21.1	August 24, 2020
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).

Incorporated by Reference
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Sumo Logic, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
#	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Sumo Logic, Inc. will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Sumo Logic, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMO LOGIC, INC.

Date: March 16, 2023	By:	/s/ Ramin Sayar
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

Signature	Title	Date

/s/ Ramin Sayar	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2023
Ramin Sayar

/s/ Stewart Grierson	Chief Financial Officer (Principal Financial Officer)	March 16, 2023
Stewart Grierson

/s/ Jennifer McCord	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2023
Jennifer McCord

/s/ Joseph Ansanelli	Director	March 16, 2023
Joseph Ansanelli

/s/ Christian Beedgen	Director	March 16, 2023
Christian Beedgen

/s/ Sandra E. Bergeron	Director	March 16, 2023
Sandra E. Bergeron

/s/ Margaret Francis	Director	March 16, 2023
Margaret Francis

/s/ Randy S. Gottfried	Director	March 16, 2023
Randy S. Gottfried

/s/ John D. Harkey, Jr.	Director	March 16, 2023
John D. Harkey, Jr.

/s/ Tracey Newell	Director	March 16, 2023
Tracey Newell

/s/ Timothy Youngblood	Director	March 16, 2023
Timothy Youngblood