Form 10-K/A
period 2023-01-31
Sumo Logic, Inc.
filed 2023-04-25
CIK 1643269

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

The registrant had outstanding 124,088,187 shares of common stock as of March 31, 2023.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: San Francisco, California	Auditor Firm ID: 238

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend the Annual Report on Form 10-K of Sumo Logic, Inc., a Delaware corporation (referred to as “Sumo Logic,” the “Company,” “we,” “us,” or “our”) for the fiscal year ended January 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Report”), is being filed for the purpose of including the information required to be disclosed by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover page of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report has been deleted. This Amendment hereby amends and restates in their entirety the cover page and Items 10 through 14 of Part III of the Original Report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. We are amending Item 15 of Part IV solely to reflect the inclusion of these certifications.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our business affairs are managed under the direction of our board of directors, which currently consists of nine directors. Seven of our directors are “independent” under the listing standards of the NASDAQ Global Select Market (“Nasdaq”).
We have a classified board of directors consisting of three classes that each serve staggered three-year terms. Only one class of directors is elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term will continue until the end of such director’s three-year term and the election and qualification of their successor, or their earlier death, resignation, or removal. William D. (BJ) Jenkins resigned from our board of directors effective September 16, 2022, and Charles J. Robel resigned from our board of directors effective March 3, 2023.

Class I Directors (Term Expires in 2024)	Class II Directors (Term Expires in 2025)	Class III Directors (Term Expires in 2023)
Joseph Ansanelli	Sandra E. Bergeron	Christian Beedgen
Ramin Sayar	Randy S. Gottfried	Margaret Francis
	John D. Harkey, Jr.	Timothy Youngblood
Tracey Newell
The following table sets forth, as of March 31, 2023, the names, ages, and certain other biographical information for each of our directors:

						Committee Memberships
Name	Age	Director Since	Tenure (Years)	Position with Sumo Logic	Independent	AC	CC	CGNC	Other Public Co. Boards
Joseph Ansanelli	53	2013	10	Director	✔		✔		0
Christian Beedgen	50	2010	13	Co-Founder, Chief Technology Officer, and Director					0
Sandra E. Bergeron	64	2020	3	Director	✔	✔		✔	1
Margaret Francis	50	2021	2	Director	✔		✔		0
Randy S. Gottfried(1)(2)	57	2019	4	Director	✔	Chair		Chair	1
John D. Harkey, Jr.(2)	62	2022	1	Director	✔	✔	✔		0
Tracey Newell	56	2020	2	Director	✔		Chair	✔	0
Ramin Sayar	50	2014	8	President, Chief Executive Officer, and Director					1
Timothy Youngblood	54	2022	<1	Director	✔				0

AC = Audit Committee	CC = Compensation and Talent Committee	CGNC = Corporate Governance and Nominating Committee
(1)Lead independent director
(2)Financial expert

Board Composition and Director Experience
We believe the composition of our board of directors, including the diversity of experiences, knowledge, and viewpoints of our directors, is critical to our success. Our board of directors has identified certain attributes, qualifications, and experiences that we believe provide a range of expertise and perspectives relevant to our business and the achievement of our long-term objectives:

Executive Leadership	Directors who have served as a founder, chief executive officer, or senior executive of a company, with a focus on strategy, performance, and organizational and risk management
Global Leadership	Directors with expertise in managing global operations and diverse cultures
Technology	Directors with extensive experience in software products, research and development, or information technology, particularly in the fields of data analytics or security
Cloud / SaaS	Directors with a deep understanding of our business and industry, especially with respect to digital transformation, modern applications, and cloud computing
Go-To-Market	Directors with experience in business and organizational strategies, such as customer, partner, vertical market, sales, pricing, marketing and brand activities, particularly in cloud services and enterprise software
Growth and Operational Scale	Directors with experience building high-growth businesses and operational capabilities for scale, especially at Cloud / SaaS companies
Business Development and Strategy	Directors with experience in strategic planning, growth and expansion strategies, mergers and acquisitions, and other strategic transactions
Finance and Accounting	Directors with expertise in financial management, financial markets, financial reporting and accounting, and financing and investing activities
Legal, Regulatory, and Compliance	Directors with legal expertise or experience in compliance or regulatory issues, including privacy and data security, corporate governance, or public policy matters
Public Company Board	Directors who currently serve, or who have served, on other public company boards
Board Diversity Matrix
As of March 31, 2023
The following chart shows certain self-identified personal characteristics of our directors and nominees, in accordance with Nasdaq Listing Rule 5606.

	Female	Male	Did Not Disclose Gender
Total Number of Directors	9
Part I: Gender Identity
Directors	3	5	1
Part II: Demographic Background
African American or Black	0	1	0
Asian	0	0	0
White	2	4	0
Two or More Races or Ethnicities	1	0	0
Did Not Disclose Demographic Background	1
Directors
Joseph Ansanelli. Mr. Ansanelli has served as a member of our board of directors since May 2013. Mr. Ansanelli has served as chief executive officer of Gladly Software, Inc., a customer service platform, since January 2015 and as a Partner at Greylock Partners, a venture capital firm, since June 2012. Mr. Ansanelli currently serves on the boards of directors of several privately-held companies. Mr. Ansanelli holds a B.S. in Applied Economics from The Wharton School of the University of Pennsylvania.
Mr. Ansanelli was selected to serve on our board of directors because of his extensive operating and management experience, his knowledge of technology companies, and his extensive experience as a venture capital investor. In particular, we believe Mr. Ansanelli has the following attributes, qualifications, and experiences: executive leadership, cloud/SaaS, go-to-market, growth and operational scale, and business development and strategy.

Christian Beedgen. Mr. Beedgen is a co-founder of Sumo Logic and has served as our Chief Technology Officer and a member of our board of directors since our founding. Prior to co-founding Sumo Logic, Mr. Beedgen served in various roles at ArcSight, Inc., an enterprise security management company, including most recently as chief architect, director of engineering, and co-founded Gigaton, Inc., a cloud file management company. Mr. Beedgen holds an Associate’s Degree in Social Sciences from Humboldt-Universität zu Berlin and a Bachelor’s Degree in Digital Communication and Media from Fachhochschule Brandenburg.
Mr. Beedgen was selected to serve on our board of directors because of the perspective and experience he brings as a co-founder and as our Chief Technology Officer. In particular, we believe Mr. Beedgen has the following attributes, qualifications, and experiences: executive leadership, global leadership, technology, cloud/SaaS, and growth and operational scale.
Sandra E. Bergeron. Ms. Bergeron has served as a member of our board of directors since March 2020. From 2004 until 2012, Ms. Bergeron was a venture partner at Trident Capital, Inc., a venture capital firm. Ms. Bergeron previously served on the board of directors of F5, Inc., a provider of multi-cloud application services, as chair of the board of directors of Qualys, Inc., a provider of cloud security and compliance solutions, as chairman of TraceSecurity, a privately-held provider of cloud-based security solutions and IT governance, risk, and compliance management solutions and as a director of TriCipher, a privately-held secure access management company acquired by VMware in August 2010. Ms. Bergeron also served on the board of ArcSight, Inc., a publicly-traded security and compliance management company acquired by Hewlett-Packard Company in September 2010, and on the board of directors of Sophos Group Plc until it was acquired by a private equity firm in March 2020. Ms. Bergeron holds a B.B.A. in Information Systems from Georgia State University and an M.B.A. from Xavier University.
Ms. Bergeron was selected to serve on our board of directors because of her extensive experience in network and data security and related public policy issues, her experience as a director of public and private technology companies, and her deep understanding of managing product development and sales teams in the computer and internet security industries. In particular, we believe Ms. Bergeron has the following attributes, qualifications, and experiences: executive leadership, cloud/SaaS, go-to-market, business development and strategy, finance and accounting, and public company board.
Margaret Francis. Ms. Francis has served as a member of our board of directors since September 2021. From January 2022 to November 2022, Ms. Francis served as chief product officer of dbt Labs, a data analytics software company. Prior to dbt Labs, Ms. Francis was the president and chief operating officer at Armory Inc., a collaborative software delivery platform, from September 2020 to December 2021. Ms. Francis also served as a member of the board of directors at Armory from September 2020 to December 2021. Prior to joining Armory, Ms. Francis served as senior vice president of products and general manager of Heroku, a cloud platform-as-a-service provider and a subsidiary of Salesforce.com, Inc., from March 2018 to September 2020, as senior vice president of Salesforce Platform Data Products from 2018 to 2020, and as vice president of product management from January 2014 to March 2018. Ms. Francis has also held product leadership positions at ExactTarget and Beckon. Ms. Francis holds a B.A. in Art from Yale University and a M.F.A in Photography from the San Francisco Art Institute.
Ms. Francis was selected to serve on our board of directors because of her experience with technology companies, particularly her deep understanding of product and engineering strategy for high-growth software companies. In particular, we believe Ms. Francis has the following attributes, qualifications, and experiences: executive leadership, global leadership, technology, cloud/SaaS, go-to-market, and growth and operational scale.
Randy S. Gottfried. Mr. Gottfried has served as a member of our board of directors since February 2019. Mr. Gottfried currently serves on the board of directors of Freshworks Inc., a customer relationship management software company. Mr. Gottfried also serves on the board of directors of a privately-held company and provides consulting services to a variety of high-growth startups. From January 2015 to April 2017, Mr. Gottfried served as chief financial officer at AppDynamics, Inc., an application performance management company. Mr. Gottfried holds a B.B.A. in Accounting from the University of Michigan and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.
Mr. Gottfried was selected to serve on our board of directors because of his significant operational experience as an executive with technology companies and his deep understanding of finance, financial reporting, strategy, operations, and risk management. In particular, we believe Mr. Gottfried has the following attributes, qualifications, and experiences: executive leadership, global leadership, cloud/SaaS, growth and operational scale, business development and strategy, finance and accounting, legal, regulatory, and compliance, and public company board.
John D. Harkey, Jr. Mr. Harkey has served as a member of our board of directors since May 2022. Mr. Harkey has served as the principal and founder of JDH Investment Management, LLC, an investment advisory firm, since 2007, and as chairman and chief executive officer of Consolidated Restaurant Operations, Inc., a full-service and franchise restaurants company, since 1998. Mr. Harkey is also a co-founder, and has served on the board of directors, of Cessation Therapeutics, a developer of vaccines for addictions to fentanyl, heroin and nicotine, since June 2018. In addition, he was a co-founder of AveXis, Inc., a biotechnology company, from 2010 until it was acquired in 2018 by Novartis AG, and served as executive chairman from 2010 to 2015. Mr. Harkey serves on the board of directors of several privately-held companies and non-profit organizations, and previously served on the board of directors of several public companies, including Loral Space & Communications Inc., a satellite communications company, from November 2005 to November 2021, and Emisphere Technologies, Inc., a commercial stage pharmaceutical and drug delivery company, from 2006 to November 2020. Mr. Harkey holds a B.B.A. in Business Honors from the University of Texas at Austin, a J.D. from the University of Texas School of Law, and an M.B.A. from Stanford Graduate School of Business.
Mr. Harkey brings to our board of directors his extensive operational experience as a private investor and chief executive, in both public and private companies, across a wide range of industries. In particular, we believe Mr. Harkey has the following attributes, qualifications, and experiences: executive leadership, global leadership, growth and operational scale, business development and strategy, finance and accounting, legal, regulatory, and compliance, and public company board.
Tracey Newell. Ms. Newell has served as a member of our board of directors since December 2020. From July 2018 until January 2021, Ms. Newell was President, Global Field and Marketing Operations at Informatica LLC, a software company. Prior to this, Ms. Newell was Executive Vice President, Global Field Operations, at Proofpoint, Inc., an enterprise security software company, from August 2013 until July 2018, and Executive Vice President, Global Sales at Polycom, Inc., a video, voice, and content solutions provider, from July 2011 until August 2013. Ms. Newell previously served on the board of directors of SailPoint Technologies Holdings, Inc., an identity and access management provider, and currently serves on the board of directors of several privately-held companies. Prior to joining the management team at Informatica, Ms. Newell served on their board of directors from July 2016 to June 2018. Ms. Newell holds a B.A. in Business Economics from the University of California, Santa Barbara.
Ms. Newell was selected to serve on our board of directors because of her extensive experience in operations and her experience as a director of public and private technology companies. In particular, we believe Ms. Newell has the following attributes, qualifications, and experiences: executive leadership, global leadership, cloud/SaaS, go-to-market, growth and operational scale, business development and strategy, and public company board.
Ramin Sayar. Mr. Sayar has served as our President, Chief Executive Officer, and as a member of our board of directors since December 2014. From April 2010 to December 2014, Mr. Sayar served as senior vice president and general manager, cloud management business unit at VMware, Inc., a software virtualization company. From November 2006 to April 2010, Mr. Sayar served as vice president of products and strategy at HP Software Technology Pvt. Ltd., a software development company. Mr. Sayar serves on the board of directors of Phreesia, Inc., a healthcare software company, as well as the board of directors of a privately-held company. Mr. Sayar holds a B.A. in History from the University of California, Santa Barbara and an M.B.A. from San Jose State University.
Mr. Sayar was selected to serve on our board of directors because of the perspective and experience he brings as our President and Chief Executive Officer. In particular, we believe Mr. Sayar has the following attributes, qualifications, and experiences: executive leadership, global leadership, technology, cloud/SaaS, go-to-market, growth and operational scale, and business development and strategy.
Timothy Youngblood. Mr. Youngblood has served as a member of our board of directors since November 2022. Mr. Youngblood has served as senior vice president, chief security officer, and product security officer of T-Mobile USA, Inc, a wireless communications service provider, since April 2021. Prior to joining T-Mobile, Mr. Youngblood was corporate vice president, chief information security officer of McDonald’s Corporation, a global foodservice retailer, from September 2017 until March 2021. Prior to McDonald’s, Mr. Youngblood served as chief information security officer of Kimberly-Clark Corporation and Dell Technologies, Inc. Mr. Youngblood holds a B.S in Computer Information Systems from Florida A&M University and a Masters in Science and Technology Commercialization from the University of Texas at Austin.
Mr. Youngblood was selected to serve on our board of directors because of his extensive experience in network and data security, and his operational experience as a chief information security officer at numerous public companies. In particular, we believe Mr. Youngblood has the following attributes, qualifications, and experiences: executive leadership, global leadership, technology, cloud/SaaS, and legal, regulatory, and compliance.

Executive Officers
Our named executive officers as of March 31, 2023 were:

Name	Age	Position
Ramin Sayar(1)	50	President and Chief Executive Officer
Stewart Grierson	56	Chief Financial Officer
Suku Krishnaraj Chettiar	50	Chief Marketing Officer
Lynne Doherty	50	President, Worldwide Field Operations
Katherine Haar	47	General Counsel and Secretary
(1)For Mr. Sayar’s biography, see section above titled “Directors.”
Stewart Grierson. Mr. Grierson has served as our Chief Financial Officer since December 2021. Prior to joining Sumo Logic, Mr. Grierson was the chief financial officer of Delphix Corporation, an enterprise software development and IT operations company, from April 2015 to December 2021. Prior to joining Delphix, Mr. Grierson served as chief financial officer and senior vice president, operations at Coraid, Inc. and as chief financial officer of ArcSight, Inc. Earlier in Mr. Grierson's career, he worked at KPMG LLP as a senior manager. Mr. Grierson also serves on the board of directors of a privately-held company. Mr. Grierson holds a B.A. in Economics and a graduate’s degree in Accounting from McGill University.
Suku Krishnaraj Chettiar. Mr. Krishnaraj Chettiar has served as our Chief Marketing Officer since October 2018, having previously served as our Vice President of Marketing from September 2015 to October 2018. From May 2014 to September 2015, Mr. Krishnaraj Chettiar served as vice president and general manager, cloud business unit at CenturyLink, Inc., a connectivity, cloud, and security services company. From June 2012 until its acquisition by CenturyLink, Mr. Krishnaraj Chettiar served as chief marketing officer of AppFog, Inc., a platform-as-a-service company. Mr. Krishnaraj Chettiar holds a B.E. in Computer Science and Engineering from the University of Mysore and an M.B.A. from the Leavey School of Business at Santa Clara University.
Lynne Doherty. Ms. Doherty has served as our President, Worldwide Field Operations since November 2021. Prior to joining Sumo Logic, Ms. Doherty was executive vice president, global sales and marketing in the enterprise business group of McAfee Enterprise, an enterprise cybersecurity company, from May 2020 to October 2021. Prior to joining McAfee, Ms. Doherty held numerous positions at Cisco Systems, Inc., an internet technology company, most recently as senior vice president of U.S. commercial sales from August 2018 to May 2020. Prior to this position, Ms. Doherty also served as Cisco’s vice president, Americas security sales from January 2017 to October 2018, and as area vice president of U.S. commercial sales, from June 2013 to January 2017. Earlier in Ms. Doherty’s career, she served as a programmer at Bell Atlantic Corporation (now Verizon Communications Inc.) before joining Sun Microsystems, Inc. as a regional executive in sales and engineering. Ms. Doherty holds a B.S. in Mathematics & Computer and Information Science from Temple University.
Katherine Haar. Ms. Haar has served as our General Counsel since November 2018 and as our Secretary since March 2019. Prior to joining Sumo Logic, Ms. Haar served in various roles between February 2010 and November 2018 at Informatica LLC, a software company, including most recently as senior vice president, general counsel and chief privacy officer from August 2015 to November 2018, and as vice president and deputy general counsel from January 2013 to August 2015. From October 2000 to January 2010, Ms. Haar was an associate at Wilson Sonsini Goodrich and Rosati, P.C., a law firm. Ms. Haar holds a B.A. in Economics from the University of Chicago and a J.D. from the University of California, Berkeley.
Director Independence
Under the listing rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Messrs. Ansanelli, Gottfried, Harkey, and Youngblood and Mses. Bergeron, Francis, and Newell do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq listing rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”
Board Leadership Structure and Role of the Lead Independent Director
We believe that the structure of our board of directors and its committees provides strong oversight of our company. Our board of directors has adopted Corporate Governance Guidelines that provide that one of our independent directors shall serve as our lead independent director if the chairperson of our board of directors is not independent. Our board of directors has not designated a chairperson, but has appointed Mr. Gottfried to serve as lead independent director. Mr. Robel served as lead independent director until March 3, 2023. As our lead independent director, Mr. Gottfried is responsible for calling separate meetings of the independent directors, determining the agenda and serving as chairperson of meetings of independent directors, reporting to our Chief Executive Officer regarding feedback from executive sessions, and performing such other responsibilities as may be designated by a majority of our independent directors from time to time.
Only independent directors serve on the audit committee, the compensation and talent committee, and the corporate governance and nominating committee of our board of directors. As a result of its committee system and the existence of a majority of independent directors, our board of directors believes it maintains effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates, and corporate governance programs. We believe that the leadership structure of our board of directors as well as the strong independent committees of our board of directors is appropriate and enhances our board of directors’ ability to effectively carry out its roles and responsibilities on behalf of our stockholders.
Board Committees
Our board of directors has established an audit committee, a compensation and talent committee, and a corporate governance and nominating committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.
Audit Committee
Our audit committee consists of Ms. Bergeron and Messrs. Gottfried and Harkey, with Mr. Gottfried serving as Chairperson. Mr. Robel served on our audit committee until his resignation from our board of directors on March 3, 2023. Each member of our audit committee meets the requirements for independence of audit committee members under Nasdaq listing standards and SEC rules and regulations and also meets the financial literacy and sophistication requirements of the Nasdaq listing standards. Our board of directors has determined that each of Messrs. Harkey and Gottfried is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (“Securities Act”). Our audit committee is responsible for, among other things:
•selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•helping to ensure the independence and performance of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing our policies on risk assessment and risk management;
•reviewing and approving related party transactions; and
•approving, or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our audit committee is available on our website at investor.sumologic.com.

Compensation and Talent Committee
Our compensation and talent committee consists of Messrs. Ansanelli and Harkey and Mses. Francis and Newell, with Ms. Newell serving as Chairperson. Each member of our compensation and talent committee meets the requirements for independence for compensation committee members under the listing standards of Nasdaq. Each of Messrs. Ansanelli and Harkey and Mses. Francis and Newell is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our compensation and talent committee is responsible for, among other things:
•reviewing, approving, and determining, or making recommendations to our board of directors regarding, the compensation of our executive officers;
•administering our equity compensation plans;
•reviewing and approving and making recommendations to our board of directors regarding incentive compensation and equity compensation plans; and
•establishing and reviewing general policies relating to compensation and benefits of our employees.
Our compensation and talent committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. A copy of the charter for our compensation and talent committee is available on our website at investor.sumologic.com.
Corporate Governance and Nominating Committee
Our corporate governance and nominating committee consists of Mses. Bergeron and Newell and Mr. Gottfried, with Mr. Gottfried serving as Chairperson. Mr. Robel served as Chairperson of our corporate governance and nominating committee until January 27, 2023, when he was succeeded by the current Chairperson, Mr. Gottfried. Each member of our corporate governance and nominating committee meets the requirements for independence under the listing standards of Nasdaq. Our corporate governance and nominating committee is responsible for, among other things:
•identifying, evaluating, and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;
•evaluating the performance of our board of directors and of individual directors, including our Chief Executive Officer;
•considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•reviewing developments in corporate governance practices;
•evaluating the adequacy of our corporate governance practices and reporting; and
•developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.
Our corporate governance and nominating committee operates under a written charter that satisfies the applicable Nasdaq listing standards. A copy of the charter for our corporate governance and nominating committee is available on our website at investor.sumologic.com.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation and talent committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation and talent committee.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our board of directors has adopted Corporate Governance Guidelines to assist our board of directors in the exercise of its responsibilities and to serve the interests of the Company and our stockholders in a manner that is consistent with its fiduciary duties. The Corporate Governance Guidelines address a variety of matters such as the role of our board of directors, the qualifications and responsibilities of our directors and director candidates, including independence standards, board meetings and board committee matters, and other applicable corporate governance policies and standards.
In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, contractors, consultants, officers, and directors. We have implemented our Code of Business Conduct and Ethics to ensure that our core values remain with us as we strive to create value for our employees, customers, partners, and stockholders. Our Code of Business Conduct and Ethics outlines general guidelines and standards for business conduct, and is designed to deter wrongdoing and promote:
•honest and ethical conduct as we operate our business;
•the avoidance of actual or apparent conflicts of interest;
•compliance with all applicable laws and Sumo Logic policies;
•prompt internal reporting of suspected violations of the Code of Business Conduct and Ethics; and
•accountability for following the Code of Business Conduct and Ethics.
Our Corporate Governance Guidelines provide that no director should serve on more than four additional public company boards without the approval of our board of directors. In addition, our Code of Business Conduct and Ethics provides that our executive officers cannot serve on the advisory board or the board of directors of any for-profit entity without the approval of our board of directors. If approved, subject to limitations under applicable law, such service shall be limited to one board of directors of a for-profit entity and one advisory board of a for-profit entity. Our board of directors may make exceptions to such limitations.
The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on our website at investor.sumologic.com. We will post amendments to our Code of Business Conduct and Ethics or any waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website or in filings under the Exchange Act.
Role of Board in Risk Oversight Process
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance, and reputational, in the pursuit and achievement of our strategic objectives. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day oversight and management of strategic, operational, legal and compliance, cybersecurity, and financial risks, while our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of our risk management framework, which is designed to identify, assess, and manage risks to which our company is exposed, as well as to foster a corporate culture of integrity. Consistent with this approach, our board of directors regularly reviews our strategic and operational risks in the context of discussions with management, question and answer sessions, and reports from the management team at each regular board meeting. Our board of directors also receives regular reports on all significant committee activities at each regular board meeting, and evaluates the risks inherent in significant transactions.
In addition, our board of directors has tasked designated standing committees with oversight of certain categories of risk management. Our audit committee assists our board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, and legal and regulatory compliance. Our audit committee also, among other things, discusses with management, the internal auditors, and the independent auditor guidelines and policies with respect to risk assessment and risk management, as well as potential conflicts of interest. Our compensation and talent committee assesses risks arising from our compensation philosophy and practices applicable to all employees to determine whether they encourage excessive risk-taking and evaluates policies and practices that could mitigate such risks. Our corporate governance and nominating committee assesses risks relating to our corporate governance practices and the independence of the board of directors.
Our board of directors believes its current leadership structure supports the risk oversight function of the board.
Director Compensation
In connection with our initial public offering, our board of directors adopted, and our stockholders approved, a compensation policy for our non-employee directors. The director compensation policy was developed with input from our independent compensation consultant at the time, Radford (Aon plc), regarding practices and compensation levels at comparable companies, and is designed to attract, retain, and reward non-employee directors.

Under this director compensation policy, each non-employee director will receive the equity compensation described below for board services. We also will continue to reimburse our non-employee directors for reasonable, customary, and documented travel expenses to board meetings.
Maximum Annual Compensation Limit
The director compensation policy provides that in any fiscal year, no non-employee director may be granted combined compensation with a value greater than $1,000,000. For purposes of this limitation and for purposes of determining the value of equity awards granted pursuant to the terms of the director compensation policy, the value of equity awards is based on the average closing sales price of a share of our common stock for the 20 consecutive trading days ending on the fifth trading day prior to the awards’ grant date. Any cash compensation paid or equity awards granted to a person for their service as an employee, or for their service as a consultant (other than as a non-employee director), will not count for purposes of the limitations. The maximum limits do not reflect the intended size of any potential compensation or equity awards to our non-employee directors.
Equity Compensation
Initial Award. Each person who first becomes a non-employee director receives, on the first trading date or after the date on which the person first becomes a non-employee director, an award of restricted stock units (“RSUs”), or the Initial Award. The Initial Award covers a number of shares of our common stock having a value based on the average closing sales price of a share of our common stock for the 20 consecutive trading days ending on the fifth trading day prior to the awards’ grant date equal to $300,000 rounded down to the nearest whole share (the “Initial Award Value”). The Initial Award will vest as to one-third of the RSUs subject to the Initial Award on the first quarterly vesting date that is on or after the one-year anniversary of the Initial Award’s grant date and as to one-third of the RSUs on each annual anniversary thereafter subject to the non-employee director continuing to provide services to us through the applicable vesting date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15. If the person was a member of the board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle the non-employee director to an Initial Award.
Annual Award. Each non-employee director who has served as a director for at least six months prior to the applicable annual meeting of our stockholders automatically will receive, on the date of each annual meeting of our stockholders following the effective date of the policy (the “Annual Meeting Date”), an award of RSUs, or an Annual Award, covering a number of shares of our common stock having a value (determined as described above) equal to the annual award value (determined as described below), rounded down to the nearest whole share. Each non-employee director who has not served as a director for at least six months prior to the applicable Annual Meeting Date automatically will only receive, on the Annual Meeting Date, an Annual Award covering a number of shares of our common stock having a value equal to the total additional value (determined as described below) and not the base value (as described below), rounded down to the nearest whole share. Each Annual Award will vest on the earlier of the one-year anniversary of the Annual Award’s grant date, or the day prior to the Annual Meeting Date next following the Annual Award’s grant date, subject to the non-employee director’s continued service through the applicable vesting date.
The Annual Award value will equal $180,000, or the base value, plus the total additional value received by the non-employee director and will be calculated on the Annual Award’s grant date.
Following the effective date of the policy, non-employee directors who serve in the following roles will receive “additional value” as an equity grant for each position the non-employee director holds as of the Annual Meeting Date as follows:
•$30,000 per year for service as a board member;
•$15,000 per year for service as a lead independent director;
•$20,000 per year for service as chair of the audit committee;
•$10,000 per year for service as a member of the audit committee;
•$20,000 per year for service as chair of the compensation and talent committee;
•$10,000 per year for service as a member of the compensation and talent committee;
•$7,500 per year for service as chair of the corporate governance and nominating committee; and
•$4,000 per year for service as a member of the corporate governance and nominating committee.

Each non-employee director who serves as the chair of a committee will receive only the additional value as the chair of the committee, and not the additional value as a member of the committee. The total additional value for a non-employee director will be calculated based on the positions held by the non-employee director as of the Annual Meeting Date and will not be adjusted for any changes to the positions held by the non-employee director after the Annual Award’s grant date and before the next Annual Meeting Date.
In the event of a “change in control” (as defined in our 2020 Equity Incentive Plan (“2020 Plan”)), each non-employee director will fully vest in their outstanding company equity awards issued under the director compensation policy, including any Initial Award or Annual Award, unless specifically provided otherwise in the applicable award agreement or other written agreement between the non-employee director and us.
Non-Executive Officer Director Compensation
During fiscal 2023, our employee directors, Messrs. Sayar and Beedgen, did not receive any compensation for their services as directors. The compensation received by Mr. Sayar as an employee is set forth in the section titled “Executive Compensation.” The compensation received by Mr. Beedgen as an employee is set forth below.
The following table provides information regarding the compensation of our non-executive officer directors for service as directors and of Mr. Beedgen for his service as an employee for fiscal 2023.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)(2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total($)
Joseph Ansanelli	—	218,504	—	—	218,504
Christian Beedgen(3)	312,500	948,684	109,375	218	1,370,777
Sandra E. Bergeron	—	222,472	—	—	222,472
Margaret Francis	—	218,504	—	—	218,504
Randy S. Gottfried	—	228,431	—	—	228,431
John D. Harkey, Jr.(4)	—	314,030	—	—	314,030
William D. (BJ) Jenkins, Jr. (5)	—	212,544	—	—	212,544
Tracey Newell	—	232,407	—	—	232,407
Charles J. Robel(6)	—	240,847	—	—	240,847
Timothy Youngblood(7)	—	286,452	—		286,452
(1)The amount reported represents the aggregate grant-date fair value of RSU awards granted in fiscal 2023, calculated in accordance with FASB Accounting Standards Codification Topic 718 (“ASC Topic 718”). Such grant-date fair value does not take into account any estimated forfeitures related to vesting conditions. These amounts do not reflect the actual economic value that may be realized by the director.
(2)The following table lists all outstanding equity awards held by each of our non-employee directors as of January 31, 2023.

Name	Option Awards(a)				Stock Awards(a)
	Grant Date	Number of Securities Underlying Unexercised Options	Option Exercise Price Per Share	Option Expiration Date	Number of Shares Underlying Unvested Stock Awards
Joseph Ansanelli	9/5/2020	—	—	—	10,937(b)
	7/21/2022	—	—	—	28,194(c)
Sandra E. Bergeron	3/15/2020	—	—	—	31,250 (d)
	7/21/2022	—	—	—	28,706(c)
Margaret Francis	9/7/2021	—	—	—	9,943(e)
	7/21/2022	—	—	—	28,194(c)
Randy S. Gottfried	2/26/2019	250,000(f)	$3.68	2/25/2029	—
	7/21/2022	—	—	—	29,475(c)
John D. Harkey, Jr.	5/3/2022	—	—	—	27,829(e)
	7/21/2022	—	—	—	6,407(c)
Tracey Newell	12/4/2020	—	—	—	5,007(e)
	7/21/2022	—	—	—	29,988(c)
Charles J. Robel	4/2/2018	300,000(g)	$3.05	4/1/2028	—
	3/15/2020	—	—	—	15,625(d)
	7/21/2022	—	—	—	31,077(c)
Timothy Youngblood	7/21/2022	—	—	—	41,039(e)
(a) Except for the grants made in fiscal 2022 and 2023 and the grant to Ms. Newell in fiscal 2021, which were granted pursuant to our 2020 Plan, each of the outstanding equity awards listed in the table was granted pursuant to our 2010 Stock Plan (“2010 Plan”).
(b) The RSUs will vest when both a “service-based requirement” and a “liquidity event requirement” are satisfied. The liquidity event requirement was satisfied on March 16, 2021. The service-based requirement will be satisfied as to 25% of the total number of shares of common stock underlying the RSUs on September 15, 2021, and as to an additional 1/16th of the total number of shares of common stock underlying the RSUs on each quarterly vesting date thereafter, subject to the director’s continued service through the applicable vesting date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(c) The award will vest as to 100% of the RSUs subject to the award on July 21, 2023, or the day prior to the Annual Meeting Date next following July 21, 2022, subject to the director’s continued service through such vesting date.
(d) The RSUs will vest when both a “service-based requirement” and a “liquidity event requirement” are satisfied. The liquidity event requirement was satisfied on March 16, 2021. The service-based requirement will be satisfied as to 25% of the total number of shares of common stock underlying the RSUs on March 15, 2021, and as to an additional 1/16th of the total number of shares of common stock underlying the RSUs on each quarterly vesting date thereafter, subject to the director’s continued service through the applicable vesting date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(e) The award will vest as to one-third of the RSUs subject to the award on the first quarterly vesting date that is on or after the one-year anniversary of the award’s grant date and as to one-third of the RSUs on each annual anniversary thereafter subject to the director’s continued service through the applicable vesting date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(f) The shares underlying this option vest 1/48th monthly commencing on January 11, 2019. This option is early exercisable. In the event of a “change in control” (as defined in the applicable award agreement), 100% of the then-unvested options under the award immediately will vest.
(g) The shares underlying this option vest 1/48th monthly commencing on April 2, 2018. This option is early exercisable. In the event of a “change in control” (as defined in the applicable award agreement), 100% of the then-unvested options under the award immediately will vest.
(3)Mr. Beedgen did not receive any compensation for his service as a director. The amounts reflected in this table represent his compensation as an employee during fiscal 2023.
(4)Mr. Harkey became a member of our board of directors in May 2022.
(5)Mr. Jenkins resigned as a member of our board of directors in September 2022.
(6)Mr. Robel resigned as a member of our board of directors in March 2023.
(7)Mr. Youngblood became a member of our board of directors in November 2022.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this Form 10-K/A anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during fiscal 2023, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements, except Mr. Ansanelli filed a Form 5 late due to administrative error and Mr. Harkey filed a Form 4 late due to administrative error.
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides information regarding our fiscal 2023 executive compensation program, including a comprehensive overview of the company’s executive compensation philosophy together with our compensation policies and practices. This section describes the basis for the compensation paid to our named executive officers (“NEOs”), as well as certain key compensation decisions that have been approved for them. It also analyzes the factors considered by the compensation and talent committee or the board of directors in designing pay that reflects performance and aligns with the interests of our stockholders.
Our NEOs for fiscal 2023 were:

Name	Position
Ramin Sayar	Chief Executive Officer
Stewart Grierson	Chief Financial Officer
Suku Krishnaraj Chettiar	Chief Marketing Officer
Lynne Doherty	President, Worldwide Field Operations
Katherine Haar	General Counsel and Secretary
Executive Summary
Who We Are
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
Fiscal 2023 Executive Compensation Highlights
The primary elements of our executive compensation program are base salary, annual cash incentive, and long-term equity incentive. A significant portion of our executive compensation program, including the annual cash and long-term equity incentives, is “at risk” to align the executives’ interests with those of our stockholders.

Element of Pay	Form of Compensation	Structure	Philosophy
Base Salary	Cash	Base salaries reflect individual performance, experience, and their responsibilities. We consider movements of salaries in the market and peer group when determining salary levels.	Base salary provides a fixed compensation for each NEO and attracts and retains talented executives with the company.
Annual Cash Incentive	Cash	Annual cash incentive is based 40% on revenue, 40% on annual recurring revenue (“ARR”), and 20% on operating margin.	The annual cash incentive plan rewards the annual corporate performance related to pre-established performance goals.
Long-Term Equity Incentive	RSUs and Performance-Based RSUs (“PSUs”)
We provide equity compensation in the form of RSUs and PSUs.
•RSUs vest in equal quarterly increments over a four-year period (for our Chief Executive Officer) or two-year period (for our other NEOs).
•PSUs vest over four years (for our Chief Executive Officer) or one year (for our other NEOs) based on the achievement of ARR targets.
We expect equity-based compensation to attract, retain, and reward our personnel.

Executive Compensation Policies and Practices
The following summarizes our fiscal 2023 executive compensation policies and practices that were established with the aim of maintaining sound governance standards.

What we do:
✔	Conduct an annual review: We conduct an annual review and approval of our executive compensation strategy and program
✔	Compensation at-risk: A significant portion of our NEOs’ compensation is “at risk” based on corporate performance, as well as equity-based, to align the interests of our NEOs with stockholders
✔	Maintain an independent compensation and talent committee: The compensation and talent committee, consists solely of independent directors
✔
Retain an independent compensation advisor: Compensia serves as the compensation and talent committee’s independent consultant to provide information, analysis, and other advice on executive compensation

✔	Maintain stock ownership guidelines: We adopted stock ownership guidelines for our executive officers and non-employee directors
✔	Multi-year vesting periods: We grant RSU awards with multi-year vesting periods

What we don't do:
✘	No hedging or pledging: Under our insider trading policy, we prohibit our officers, directors, and employees from hedging or pledging our securities
✘	No single trigger benefits: We do not have single-trigger severance change in control benefits with respect to cash or equity compensation
✘
No special executive perquisites: The company does not provide any special executive perquisites to our NEOs and our NEOs participate in the same compensation programs as substantially all other employees

✘	No tax gross-ups: We do not provide tax gross-ups for change in control related payments
✘	No guaranteed salary increases: We do not provide guaranteed salary increases to our NEOs
✘
No executive retirement plans: We do not offer defined benefit pension plans or any non-qualified deferred compensation plans or arrangements to our executive officers, other than the plans and arrangements that are available to all employees

Executive Compensation Philosophy and Objectives
The compensation and talent committee considers the following objectives when designing pay programs and making compensation decisions:
•Attract, retain, and motivate superior executive talent;
•Provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention;
•Align the executives’ interests with those of stockholders through long-term incentives linked to specific performance; and
•Maximize retentive hold through the use of long-term equity award vesting and minimize cash burn.
Compensation-Setting Process
Role of the Compensation and Talent Committee
The compensation and talent committee provides oversight of our compensation policies and plans and benefits programs, and is responsible for our overall compensation philosophy. The compensation and talent committee is empowered to review and approve, or when appropriate recommend to our board of directors for approval, the annual compensation and compensation plans, policies, and practices applicable to our chief executive officer and other executive officers. The compensation and talent committee is also responsible for administering our equity compensation plans.
In performing its duties and responsibilities, the compensation and talent committee evaluates our compensation plans, policies, and practices, focusing on the extent to which they reflect our executive compensation philosophy, develops strategies, and makes decisions that are consistent with the development of best compensation practices and aligned with our stockholders’ interests. The compensation and talent committee meets at least quarterly.

Role of Management
In carrying out its responsibilities, the compensation and talent committee meets with our management and other employees, including our chief executive officer, as part of the compensation planning and administration process throughout the year. The compensation and talent committee reviews and discusses our chief executive officer’s recommendations for executives other than himself, and considers them as one factor in determining and approving the compensation of our executive officers. While the compensation and talent committee may solicit input from our chief executive officer on his expectations regarding his own compensation, the compensation and talent committee deliberates and makes decisions with respect to his compensation without him present. Members of management, including our chief executive officer, attend the compensation and talent committee’s meetings, but leave the meetings as appropriate when matters of executive compensation specific to them are discussed.
Our management also assists the compensation and talent committee by providing information on corporate and individual performance, market compensation data, and management’s perspective on compensation matters.
Role of the Compensation Consultant
The compensation and talent committee has retained the services of external advisors, including compensation consultants, from time to time, as it sees fit, in connection with performing its duties.
Compensia was engaged by the compensation and talent committee to advise it on executive compensation matters. Compensia reports directly to the compensation and talent committee and its chair and serves at the discretion of the compensation and talent committee, which reviews the engagement annually. Compensia provided no other services to us in fiscal 2023 besides services related to their engagements as the independent advisor to the compensation and talent committee.
In accordance with SEC and Nasdaq rules regarding the independence of compensation consultants, the compensation and talent committee considered a number of factors to determine whether its engagement with Compensia raised any potential conflicts of interest including (i) any other services the independent compensation consulting firm provides to the company, (ii) the amount of fees paid to the independent compensation consulting firm by the company, (iii) the independent compensation consulting firm’s policies and procedures designed to prevent conflicts of interest, (iv) any business or personal relationship the independent compensation consulting firm may have with any members of the compensation and talent committee or any of the NEOs, (v) and whether the independent compensation consulting firm and its employees owned any stock in Sumo Logic. Following its review, the compensation and talent committee concluded that its engagements with Compensia did not raise any conflicts of interest for fiscal 2023.
Competitive Positioning
With the assistance of Compensia, the compensation and talent committee considers the compensation levels and practices of a selected group of peer companies for the purpose of assessing our executive compensation position against market. In evaluating potential peer companies, Compensia solicits input from the compensation and talent committee as well as from members of management on the appropriate parameters for comparison. The specific criteria for selection into the peer group are set annually by the compensation and talent committee. In selecting a peer group, the compensation and talent committee uses companies in the software and technology industries that, in its view, compete with us for talent and have a similar business and financial profile. When the peer group is reviewed each year, companies may be removed for failure to meet the selection criteria or new companies may be added as necessary to ensure a significant sample size of companies.
In December 2021, the peer group was revised for fiscal 2023 based on feedback from the compensation and talent committee and Compensia to better position our company closer to the median on the key financial size metrics of revenue and market capitalization. The peer group for fiscal 2023 consists of 21 companies, with Sumo Logic positioned near the median on revenue and market capitalization at the time of selection.
In selecting the companies for the fiscal 2023 peer group, we generally considered the following criteria:
•Publicly traded companies headquartered in the United States;
•Industry – software/internet services;
•Revenue – approximately 0.5x to 2.0x our last four fiscal quarter revenue; and
•Market Capitalization – approximately 0.3x to 3x our then current market capitalization

We believe that pay practices, disclosure requirements, and investor expectations often vary based on company location so we considered country of incorporation to be a major criterion. Also, companies in similar industries reflect potential labor market competition and jobs of similar scope. Revenue and market capitalization were used because we believe these financial size measures have a significant influence on executive compensation levels. Our fiscal 2023 peer group was comprised of the following companies.

Fiscal 2023 Peer Group
A10 Networks	KnowBe4	Ping Identity Holding	Upland Software
C3.ai	Mitek Systems	PROS Holdings	Yext
Domo	Model N	Qualys	Zuora
Elastic N.V.	ON24	SailPoint Technologies
Jamf Holding	OneSpan	SEMrush Holdings
JFrog	PagerDuty	Telos
Compensation Elements
Pay Mix
Ninety-four percent of our chief executive officer’s total target direct compensation opportunity was delivered in the form of at-risk annual cash (six percent) and long-term incentives (eighty-eight percent) that are aligned with our company performance. We consider the RSU portion of our long-term equity incentives to be at-risk because the value delivered to recipients can vary significantly based on our stock price performance following grant. Similarly, an average of ninety-three percent of total target direct compensation for our other NEOs was at-risk and in the form of annual cash incentives (five percent) or long-term equity incentives (eighty-eight percent).
Base Salary
We use base salary as fixed cash compensation to attract and retain our talented executives based on their services, performance, and criticality to the organization. The compensation and talent committee annually reviews and recommends the base salary amounts for each executive officer based on the position, performance, experience, and the competitive market data for each role.
Mr. Sayar’s base salary was increased by 24% in fiscal 2023 to reflect the competitive market for his role while the base salaries for other executives were unchanged from the prior year.
The base salaries of our NEOs for fiscal 2023 were as follows:

Executive	Position	Base Salary FY2022*	Base Salary FY2023	Percentage Increases
Ramin Sayar	President and Chief Executive Officer	$362,250	$450,000	24%
Stewart Grierson	Chief Financial Officer	$400,000	$400,000	—
Suku Krishnaraj Chettiar	Chief Marketing Officer	$350,000	$350,000	—
Lynne Doherty	President, Worldwide Field Operations	$425,000	$425,000	—
Katherine Haar	General Counsel and Secretary	$330,000	$330,000	—
* FY2022 base salaries were the rate in effect at the end of the fiscal year
Annual Cash Incentive
Our Executive Incentive Compensation Plan (“Bonus Plan”) is intended to attract, motivate, and retain talented executives, and incentive short-term operational performance that will lead to long-term shareholder value creation.
Each of our NEOs participated in our Bonus Plan for fiscal 2023 and were eligible to receive cash incentives under the Bonus Plan. The compensation and talent committee established target annual bonus amounts for each NEO expressed as a percent of base salary, which were as follows for our NEOs for fiscal 2023:

Name	Position	Target Bonus FY2022 (% Salary)	Target Bonus FY2023 (% Salary)
Ramin Sayar	President and Chief Executive Officer	100%	100%
Stewart Grierson	Chief Financial Officer	62.5%	62.5%
Suku Krishnaraj Chettiar	Chief Marketing Officer	40%	40%
Lynne Doherty	President, Worldwide Field Operations	100%	100%
Katherine Haar	General Counsel and Secretary	40%	50%
For fiscal 2023, the payouts under the Bonus Plan were based on company performance against pre-established quarterly revenue (40% weighting), ARR (40% weighting) and non-GAAP operating margin (20% weighting) goals. We generally measure, determine, and pay bonuses quarterly after the end of each fiscal quarter.
For fiscal 2023, the compensation and talent committee established annual targets. We have not disclosed specific annual targets or actual financial results under the Bonus Plan because we believe doing so would cause competitive harm and severely inhibit our ability to operate within our highly competitive industry, but the compensation and talent committee believes achievement of target level of performance was challenging. During fiscal 2023, the compensation and talent committee determined after each fiscal quarter to what extent the company had achieved the annual goal to date and would pay bonuses according to that level of achievement with a reconciliation of bonuses paid for the fiscal year against actual performance in the fourth fiscal quarter.
The actual cash incentive amounts paid to each NEO for each quarter are reflected below:

	FY2023 Annual Cash Incentive Payouts
Name	Q1	Q2	Q3	Q4	Total
Ramin Sayar	$112,500	$101,250	$101,250	—	$315,000
Stewart Grierson	$62,500	$56,250	$56,250	—	$175,000
Suku Krishnaraj Chettiar	$35,000	$31,500	$31,500	—	$98,000
Lynne Doherty	$106,250	$95,625	$95,625	—	$297,500
Katherine Haar	$41,250	$37,125	$37,125	—	$115,500
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
Long-Term Equity Incentive
Long-term equity incentive awards are generally provided each year to our NEOs to align the executives' long-term interests with those of stockholders and to establish retention incentives through multi-year vesting periods for time-based awards. The size of long-term awards provided to any NEO is determined after reviewing the applicable market data for each position, the recommendations of our chief executive officer, and the compensation and talent committee’s determination of such NEO’s performance and criticality to the organization.
Our fiscal 2023 annual long-term equity incentive awards were comprised of RSUs and performance-based units (“PSUs”). PSUs are intended to provide direct alignment between company long-term performance and executive pay, while RSUs provide significant executive retention. The compensation and talent committee established that 50% of the annual equity award value granted to our chief executive officer, and at least 20% for other NEOs will be in the form of PSUs to provide a strong link between company performance and long-term equity incentive payouts. The remaining 50% of the annual equity award value granted to our chief executive officer and up to 80% for other NEOs will be in the form of RSU.
Based on the recommendation of the compensation and talent committee, the board of directors granted the following long-term equity incentive awards to the NEOs in fiscal 2023:

Name	Annual RSUs	Annual PSUs	Aggregate Grant Date Fair Value
Ramin Sayar	337,533	337,533	$7,115,196
Stewart Grierson	—	183,618	$1,935,334
Suku Krishnaraj Chettiar	—	—	—
Lynne Doherty	—	237,623	$2,504,546
Katherine Haar	36,003	9,000	$474,332
Annual RSUs
As a part of the annual compensation cycle, Mr. Sayar and Ms. Haar received annual refresh RSUs in April 2022. These RSUs vest quarterly over a four-year period for Mr. Sayar and quarterly over a two-year period for Ms. Haar, subject to continued service. We believe these awards help motivate our executives to create sustained stockholder value and promote the stability and retention of a high-performing executive team over the longer term.
Annual PSUs
Mr. Sayar and and Ms. Haar received annual refresh PSUs in April 2022 and Mr. Grierson and Ms. Doherty received PSUs in connection with being hired by the company. PSUs were subject to both time and performance-vesting and could be earned based on achievement of company ARR targets over a one year performance period (fiscal 2023). However, the ARR targets for fiscal 2023 were not met and consequently all PSUs granted to the NEOs above were forfeited.
Retirement Benefits
401(k) Plan
We maintain a tax-qualified 401(k) retirement plan for all U.S. employees, including our NEOs. Under our 401(k) plan, employees may elect to defer up to all eligible compensation, subject to applicable annual Code limits. We do not match any contributions made by our employees, including executives. We intend for our 401(k) plan to qualify under Section 401(a) and 501(a) of the Internal Revenue Code (the “Code”) so that contributions by employees to our 401(k) plan, and income earned on those contributions, are not taxable to employees until withdrawn from our 401(k) plan.
Perquisites and Other Personal Benefits
We usually do not provide perquisites or other personal benefits to our NEOs. We may provide perquisites or other personal benefits in the future in limited circumstances, such as when we believe it is necessary to assist an NEO in performing his or her duties and to make our NEOs more efficient and effective. Our compensation and talent committee will approve and review all future practices regarding perquisites or other personal benefits on a regular basis.
Employment Arrangements
The initial terms and conditions of employment for our chief executive officer and other NEOs are set forth in written employment letters. All the employment letter agreements were negotiated with the oversight and approval of our board of directors or compensation and talent committee. Each of these employment letter arrangements does not have a specific term, provides for “at will” employment (meaning either we or the NEO may terminate the employment relationship at any time without cause) and generally set forth the NEO’s initial base salary, target annual incentive opportunity, if applicable, and eligibility to participate in our employee benefit plans.
Post-Employment Compensation
The compensation and talent committee believes that maintaining a competitive level of post-employment compensation is appropriate as part of our overall compensation program to our NEOs and in line with its objective to attract, retain and motivate high-caliber executives. We have entered into change in control and severance agreements with each of our NEOs that provides for the severance and change in control benefits. These agreements provide standardized payments and benefits to the NEOs in the event of a termination of employment under specified circumstances, including following a change in control of the company. In the case of change in control, we use a double-trigger arrangement in which the severance benefits will be provided only if there is an involuntary termination of employment following a change in control of the company. Detailed information on the change in control and severance agreement can be found below under “Potential Payments on Termination or Change in Control.”

Other Compensation Policies
Compensation Recovery Polices
The compensation and talent committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash or equity-based incentive compensation paid to our NEOs or other employees where the payment was based on the achievement of financial results that were subsequently revised. Our compensation and talent committee intends to adopt a general compensation recovery policy after the Nasdaq adopts final listing rules implementing the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Hedging and Pledging Prohibitions
Under our insider trading policy, our officers, directors, and employees may not (i) trade in publicly-traded options, such as puts and calls, and other derivative securities with respect to our securities (other than stock options and other compensatory equity awards issued to such persons by Sumo Logic), including any hedging or similar transaction designed to decrease the risks associated with holding our common stock, (ii) pledge our securities as collateral for loans, or (iii) hold our securities in margin accounts.
Stock Ownership Guidelines
In May 2021, we adopted stock ownership guidelines for our executive officers and non-employee directors. Under these guidelines, our chief executive officer, other executive officers, and non-employee directors are required to own shares of our common stock equivalent to at least the following:

Position	Ownership Requirement
Chief Executive Officer	3x annual base salary
Other Executive Officers	1x annual base salary
Non-Employee Directors	3x Base Value (as defined in our director compensation policy)
Each individual has until the later of May 14, 2026, or five years from the date of their appointment or hire, to achieve the required ownership levels. For the purposes of the guidelines, shares directly held by the individual and outstanding time-vesting equity awards such as RSUs count towards the ownership requirement, but unearned PSUs and unexercised stock options do not. Our compensation and talent committee may waive, at its discretion, these guidelines for non-employee directors joining our board of directors from government, academia, or similar professions. Our compensation and talent committee may also temporarily suspend, at its discretion, these guidelines if compliance would create a severe hardship or prevent an executive officer or non-employee director from complying with a court order. We believe that these guidelines promote the further alignment of the interests of our executive officers and non-employee directors with the interests of our stockholders.
Tax and Accounting Considerations
The compensation and talent committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.
Deductibility of Executive Compensation
As per Section 162(m) of the Code, compensation paid to our covered executive officers (including the chief executive officer and former highly compensated executive officers) will not be deductible to the extent it is in excess of $1 million per person. When making compensation decisions, our talent committee takes into account many factors and may include compensation awards that are not tax deductible to ensure its intention to be consistent with the predetermined executive compensation goals if the compensation and talent committee determines that doing so is in our best interests.
Taxation of Parachute Payments and Deferred Compensation
Sections 280G and 4999 of the Code provides that executives and directors who hold significant equity interests and other service providers may be subject to additional taxes if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that we or a successor may forfeit a deduction on the amounts subject to this additional tax. Section 409A specifies the rules on additional significant taxes on the individual where an executive officer, director, or other service provider receives deferred compensation that does not meet certain requirements of Section 409A. We do not provide, and do not have any obligation to provide, any NEO with a tax gross-up or other reimbursement for any tax liability he or she may owe resulting from Sections 280G, 4999 or 409A of the Code. If any of the payments or benefits provided for under the change in control and severance agreements or otherwise payable to a NEO would constitute “parachute payments” within the meaning of Section 280G of the Code and could be subject to the related excise tax, he or she would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the NEO.
Accounting for Stock-Based Compensation
Our compensation and talent committee takes accounting considerations into account in deciding the compensation program for the purpose of incentivizing our executives. ASC Topic 718 requires us to measure the expense for all share-based payment awards made to all employees including NEOs and directors based on the grant date fair value of the awards.
ASC Topic 718 also provides that it is mandatory to recognize the compensation cost of our share-based payment awards in our income statement over the period that an employee, including our executive officers, is required to provide services to us in exchange for the vesting of the equity award.
Compensation Risk Assessment
The compensation and talent committee examines and considers potential risks when approving our compensation plans, policies, and practices for our executive officers. Because our employees' base salaries are set, we do not believe they incentivize unnecessary risks. While our annual cash incentives are geared towards achieving short-term company goals, we believe that they appropriately balance risk with the desire to focus on short-term goals that are important to our long-term success. Our long-term incentives, in the form of equity awards, are vital to further align our employees’ interests with those of our stockholders. Given that such time-based awards have multi-year vesting timelines and that ultimately their final value is connected to our stock price, we do not believe they encourage excessive or unnecessary risk-taking. Based on this analysis, the compensation and talent committee believes that the design of our compensation program encourages our executive officers to remain focused on both short-term and long-term strategic goals, and that any risks associated with our program are unlikely to have a substantially negative impact on us.
Compensation and Talent Committee Report
The compensation and talent committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation and talent committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended January 31, 2023.

Compensation and Talent Committee
Tracey Newell, Chair
Joseph Ansanelli
Margaret Francis
John. D. Harkey, Jr.
This Compensation and Talent Committee Report is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

Summary Compensation Table
The amounts below represent the compensation awarded to or earned by or paid to our NEOs for the years ended January 31, 2021, 2022, and 2023:

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Ramin Sayar President and Chief Executive Officer	2023	450,000	7,115,196	315,000	782	7,880,977
	2022	362,250	5,348,860	350,205	1,078	6,062,393
	2021	350,000	7,685,298	253,496	642	8,289,436
Stewart Grierson Chief Financial Officer	2023	400,000	1,935,334	175,000	—	2,510,334
	2022	54,545	6,508,800	32,948	—	6,596,293
Suku Krishnaraj Chettiar Chief Marketing Officer	2023	350,000	—	98,000	—	448,000
	2022	298,640	5,189,596	115,506	—	5,603,742
	2021	272,000	1,728,255	71,973	642	2,072,870
Lynne Doherty President, Worldwide Field Operations	2023	425,000	2,504,546	297,500	688	3,227,734
	2022	106,250	7,657,174	103,063	—	7,866,487
Katherine Haar General Counsel	2023	330,000	474,332	115,500	—	919,832
	2022	312,946	2,735,630	121,037	—	3,169,613
(1)The amounts reported represent the aggregate grant-date fair value of the awards calculated in accordance with ASC Topic 718. Such grant-date fair value does not take into account any estimated forfeitures related to vesting conditions. These amounts do not necessarily represent actual value that may be realized by our NEOs. Assumptions used in the valuations of these awards are included in Note 10 of the Annual Report on Form 10-K filed on March 16, 2023.
(2)For fiscal year 2023 and 2022, represents amounts paid in connection with President’s Club attendance, including tax gross-up. For fiscal year 2021, represents the tax gross-up for certain gifts provided to our executive team in connection with our initial public offering.
Grants of Plan-Based Awards in Fiscal Year 2023
The following table shows all plan-based awards granted to our NEOs during the year ended January 31, 2023:

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Units(2)	Grant Date Fair Value of Stock Awards(3)
Ramin Sayar	4/8/2022	168,766	337,533	563,680	337,533	$7,115,196
Stewart Grierson	4/8/2022	91,809	183,618	229,522	—	$1,935,334
Suku Krishnaraj Chettiar	—	—	—	—	—	—
Lynne Doherty	4/8/2022	118,811	237,623	297,028	—	$2,504,546
Katherine Haar	4/8/2022	4,500	9,000	11,250	36,003	$474,332
(1)Represents PSUs granted under our 2020 Plan. The PSUs were scheduled to vest when both a performance-based requirement and a service-based requirement were satisfied. The performance-based requirement would be satisfied upon us achieving a revenue and a non-GAAP operating margin goal. No vesting would be provided for achievement below the performance goals; provided, however, that our board of directors or compensation and talent committee were permitted to adjust the performance goals in certain circumstances (and the board of directors and compensation and talent committee did not exercise this discretion to adjust the performance goals). To the extent the performance-based requirement was satisfied, the service-based requirement would be satisfied as to the award and 100% of the PSUs would vest on the first quarterly vesting date on or after March 15, 2023, subject to the individual continuing to be a service provider through such date. On February 22, 2023, the compensation and talent committee made the determination that the performance goals were not achieved; as a result, the PSUs did not vest and were forfeited. Please see the discussion in the section titled “Compensation Discussion and Analysis—Long-Term Equity Incentive” above.
(2)Represents RSUs granted under our 2020 Plan.
(3)The amounts shown represent the aggregate grant date fair value as calculated for financial statement reporting purposes in accordance with ASC Topic 718 for RSUs and PSUs, as applicable, granted in fiscal 2023. These amounts do not necessarily represent actual value that may be realized by our NEOs. Assumptions used in the valuations of these awards are included in Note 10 of the Annual Report on Form 10-K filed on March 16, 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our NEOs as of January 31, 2023.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Ramin Sayar	12/3/2014(1)	2,135,298(3)	—	1.15	12/2/2024	—	—	—	—
	8/1/2017(1)	1,033,805(3)	—	2.65	7/31/2027	—	—	—	—
	3/12/2019(1)	436,632(4)	18,984	3.68	3/11/2029	—	—	—	—
	3/15/2020(1)	—	—	—	—	134,375(5)	1,589,656	—	—
	3/15/2021	—	—	—	—	121,767(6)	1,440,504	—	—
	4/8/2022	—	—	—	—	274,246(7)	3,244,330
	4/8/2022	—	—	—	—	337,533(8)	3,993,015	—	—
Stewart Grierson	12/31/2021	—	—	—	—	360,000(9)	4,258,800	—	—
	4/8/2022	—	—	—	—	183,618(8)	2,172,201	—	—
Suku Krishnaraj Chettiar	9/17/2015(1)	372,463(3)	—	1.38	9/16/2025	—	—	—	—
	12/5/2017(1)	100,000(10)	—	2.65	12/4/2027	—	—	—	—
	12/11/2018(1)	120,000(11)	—	3.68	12/10/2028	—	—	—	—
	3/15/2020(1)	—	—	—	—	43,750(5)	517,563	—	—
	3/15/2021	—	—	—	—	15,814(6)	187,080	—	—
	12/15/2021	—	—	—	—	180,288 (12)	2,132,807	—	—
Lynne Doherty	12/31/2021	—	—	—	—	392,273(9)	4,640,590	—	—
	4/8/2022	—	—	—	—	237,623(8)	2,811,080	—	—
Katherine Haar	12/11/2018(1)	427,500(13)	—	3.68	12/10/2028	—	—	—	—
	3/15/2020(1)	—	—		—	18,750(5)	221,813	—	—
	3/15/2021	—	—		—	15,023(14)	177,722	—	—
	09/15/2021	—	—		—	17,334(15)	205,061	—	—
	12/15/2021	—	—		—	70,843(12)	838,073	—	—
	4/8/2022	—	—		—	22,501(7)	266,187	—	—
	4/8/2022	—	—		—	9,000(8)	106,470	—	—
(1)Granted pursuant to our 2010 Stock Plan.
(2)The market value of our common stock is based upon the market price of $11.83 per share, which was Sumo Logic’s price at the close of market on January 31, 2023.
(3)The shares underlying this option are fully vested and immediately exercisable    .
(4)The shares underlying this option vest, subject to Mr. Sayar’s continued role as a service provider to us, as to 1/4th of the total shares on March 1, 2020 with 1/48th of the total shares vesting monthly thereafter.
(5)The RSUs will vest when both a “service-based requirement” and a “liquidity event requirement” are satisfied. The liquidity event requirement was satisfied on March 16, 2021. The service-based requirement was satisfied as to 25% of the total number of shares of our common stock underlying the RSUs on March 15,

2021, and as to an additional 1/16th of the total number of shares of our common stock underlying the RSUs on each quarterly vesting date thereafter, subject to the NEO’s continued service through each vesting date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(6)1/4th of the RSUs will vest on each quarterly vesting date following March 15, 2021, subject to the NEO’s continued role as a service provider to us. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(7)1/8th of the RSUs will vest on each quarterly vesting date following April 8, 2022, subject to NEO’s continued role as a service provider to us through such date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(8)The PSUs will vest when both the performance-based requirement and the service-based requirement are satisfied. The performance-based requirement will be satisfied upon us achieving a revenue and a non-GAAP operating margin goal. No vesting will be provided for achievement below the performance goals; provided, however, that our board of directors or compensation and talent committee is permitted to adjust the performance goals. To the extent the performance-based requirement is satisfied, the service-based requirement will be satisfied as to the award and 100% of the RSUs will vest on the first quarterly vesting date on or after March 15, 2023, subject to the individual continuing to be a service provider through such date. On February 22, 2023, the compensation and talent committee made the determination that the performance goals were not achieved; as a result, the PSUs did not vest.
(9)The shares underlying this RSU vest, subject to the NEO’s continued role as a service provider to us, as to 1/4th of the total shares on December 15, 2022, with 1/16th of the total shares vesting on each quarterly vesting date thereafter. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(10)The shares underlying this option vest, subject to Mr. Chettiar’s continued role as a service provider to us, as to 1/4th of the total shares on December 31, 2020 with 1/24th of the total shares vesting monthly thereafter. thereafter, subject to such director's continued role as a service provider to us. In the event of such director's continued service through a sale event for us, 100% of the then-outstanding RSUs immediately will vest.
(11)The shares underlying this option vest, subject to Mr. Chettiar’s continued role as a service provider to us, as to 1/4th of the total shares on September 1, 2020 with 1/24th of the total shares vesting monthly thereafter.
(12)1/16th of the RSUs will vest on each quarterly vesting date following December 15, 2021, subject to the NEO’s continued role as a service provider to us. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(13)The shares underlying this option vest, subject to Ms. Haar’s continued role as a service provider to us, as to 1/4th of the total shares on November 12, 2019 with 1/48th of the total shares vesting monthly thereafter.
(14)1/16th of the RSUs will vest on each quarterly vesting date following March 15, 2021, subject to the NEO’s continued role as a service provider to us. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
(15)1/8th of the RSUs will vest on each quarterly vesting date following September 15, 2022, subject to Ms. Haar’s continued role as a service provider to us through such date. A quarterly vesting date is the first trading day on or after each of March 15, June 15, September 15, and December 15.
Option Exercises and Stock Vested in Fiscal Year 2023
The following table sets forth information regarding options exercised and stock awards vested and value realized upon vesting, by our NEOs during the year ended January 31, 2023:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Ramin Sayar	296,876	$2,449,818	226,029	$1,918,105
Stewart Grierson	—	—	120,000	$1,069,200
Suku Krishnaraj Chettiar	14,537	$104,342	162,782	$1,412,737
Lynne Doherty	—	—	130,758	$1,165,054
Katherine Haar	—	—	61,340	$522,058
(1)Reflects the difference between the fair market value of our common stock on the date of exercise and the strike price of the stock options exercised.
(2)The value realized upon vesting of RSUs is calculated by multiplying the number of shares vested by the closing price of our common stock on the vesting date.
Potential Payments on Termination or Change in Control
In December 2019, we entered into a change in control and severance agreement with each of our NEOs that provides for the severance and change in control benefits as described below. Each change in control and severance agreement supersedes any prior agreement or arrangement the NEO may have had with us that provides for severance and/or change in control payments or benefits.
Each change in control and severance agreement will terminate on the date that all of the obligations of the parties to the change in control and severance agreement have been satisfied.
If an NEO’s employment is terminated outside the period beginning three months before a change in control and ending 18 months following a change in control, or the change in control period, either (i) by us (or any of our subsidiaries) without “cause” (excluding by reason of death or disability) or (ii) by the NEO for “good reason” (as such terms are defined in the NEO’s change in control and severance agreement), the NEO will receive the following benefits if he or she timely signs and does not revoke a release of claims in our favor:

•a lump-sum payment equal to six months (or, in the case of Mr. Sayar, 12 months) of the NEO’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction); and
•payment of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for the NEO and the NEO’s eligible dependents, if any, for up to six months (or, in the case of Mr. Sayar, 12 months), or taxable monthly payments for the equivalent period in the event payment of the COBRA premiums would violate, or be subject to an excise tax under, applicable law.
If, within the change in control period, the NEO’s employment is terminated either (i) by us (or any of our subsidiaries) without cause (excluding by reason of death or disability) or (ii) by the NEO for good reason, the NEO will receive the following benefits if the NEO timely signs and does not revoke a release of claims in our favor:
•a lump-sum payment, less applicable withholdings, equal to the sum of (x) 12 months (or, in the case of Mr. Sayar, 18 months) of the executive’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction or if greater, at the level in effect immediately prior to the change in control) and (y) 100% (or, in the case of Mr. Sayar, 150%) of the executive’s target annual bonus as in effect for the fiscal year in which the termination occurs;
•payment of premiums for coverage under COBRA for the NEO and the NEO’s eligible dependents, if any, for up to 12 months, (or, in the case of Mr. Sayar, 18 months) or taxable monthly payments for the equivalent period in the event payment of the COBRA premiums would violate, or be subject to an excise tax under, applicable law; and
•100% accelerated vesting and exercisability (as applicable) of all outstanding equity awards and, in the case of an equity award with performance-based vesting unless otherwise specified in the applicable equity award agreement governing such award, all performance goals and other vesting criteria generally will be deemed achieved at the greater of actual achievement (if determinable), or 100% of target levels.
If any of the amounts provided for under these change in control and severance agreements or otherwise payable to our NEOs would constitute “parachute payments” within the meaning of Section 280G of the Code and could be subject to the related excise tax, the NEO would be entitled to receive either full payment of benefits under his or her change in control or severance agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the NEO. The change in control and severance agreements do not require us to provide any tax gross-up payments.

The following table sets forth the potential payments that would have been provided to each of our NEOs under each of the circumstances specified below if he or she had terminated employment with Sumo Logic effective January 31, 2023.

Executive	Payment Elements	Involuntary Termination Outside Change in Control Period ($)	Involuntary Termination Within Change in Control Period ($)
Ramin Sayar	Salary	450,000	675,000
	Value of Accelerated Options(1)	—	224,577
	Value of Accelerated RSUs(1)	—	6,274,490
	Value of Accelerated PSUs(1)	—	3,993,015
	Bonus	—	675,000
	Reimbursement of Health Insurance Premiums(2)	31,620	47,430
	Total	481,620	11,889,512
Stewart Grierson	Salary	200,000	400,000
	Value of Accelerated Options(1)	—	—
	Value of Accelerated RSUs(1)	—	4,258,800
	Value of Accelerated PSUs(1)	—	2,172,201
	Bonus	—	250,000
	Reimbursement of Health Insurance Premiums(2)	17,448	34,896
	Total	217,448	7,115,897
Suku Krishnaraj Chettiar	Salary	175,000	350,000
	Value of Accelerated Options(1)	—	—
	Value of Accelerated RSUs(1)	—	2,837,449
	Value of Accelerated PSUs(1)	—	—
	Bonus	—	140,000
	Reimbursement of Health Insurance Premiums(2)	17,448	34,896
	Total	192,448	3,362,346
Lynne Doherty	Salary	212,500	425,000
	Value of Accelerated Options(1)	—	—
	Value of Accelerated RSUs(1)	—	4,640,590
	Value of Accelerated PSUs(1)	—	2,811,080
	Bonus	—	425,000
	Reimbursement of Health Insurance Premiums(2)	12,198	24,396
	Total	224,698	8,326,066
Katherine Haar	Salary	165,000	330,000
	Value of Accelerated Options(1)	—	—
	Value of Accelerated RSUs(1)	—	1,708,855
	Value of Accelerated PSUs(1)	—	106,470
	Bonus	—	165,000
	Reimbursement of Health Insurance Premiums(2)	$4,566	9,132
	Total	$169,566	2,319,457
(1)Reflects the aggregate market value of unvested option grants, unvested RSUs, and unvested performance-based RSUs. For unvested option grants, aggregate market value is computed by multiplying (i) the number of shares underlying unvested options at January 31, 2023 by (ii) the difference between $11.83 and the exercise price of such option. Outstanding options that have an exercise price in excess of $11.83 are not included in the calculation. For unvested RSUs, aggregate market value is computed by multiplying (i) the number of unvested shares at January 31, 2023 by (ii) $11.83. For unvested performance-based RSUs, aggregate market value is computed by multiplying (i) the target number of unvested shares at January 31, 2023 by (ii) $11.83.
(2)Reflects the cost of COBRA coverage to maintain the benefits currently provided.

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of January 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	26,255,014(2)	$4.03(3)	9,153,593(4)
Equity compensation plans not approved by security holders	33,497(5)	$9.18	—
Total	26,288,511		9,153,593
(1)Includes our 2010 Plan, 2020 Plan, and 2020 Employee Stock Purchase Plan (“2020 ESPP”). Our 2010 Plan was terminated effective September 2020.
(2)Includes 26,222,738 shares subject to options and RSUs outstanding as of January 31, 2023 that were issued under our 2010 Plan and our 2020 Plan.
(3)RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(4)As of January 31, 2023, 9,153,593 shares of common stock were available for issuance under our 2020 Plan and 2,885,457 shares of common stock were available for issuance under our 2020 ESPP. Our 2020 Plan provides that on the first day of each year beginning with our 2022 fiscal year, the number of shares of common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 12,500,000 shares, (ii) 5% of the outstanding shares of our common stock on of the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine. Our 2020 ESPP provides that on the first day of each year beginning with our 2022 fiscal year, the number of shares of common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our common stock on of the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine. The increases are not reflected in the table above.
(5)Consists of (i) outstanding stock options that were granted under the Jask Labs 2015 Stock Plan and the Jask Labs 2018 Stock Plan (collectively, the “Jask Plans”) and assumed in connection with our acquisition of Jask Labs Inc., and (ii) outstanding stock options that were granted under the Sensu, Inc. Amended and Restated 2017 Equity Incentive Plan (the “Sensu Plan”) and assumed in connection with our acquisition of Sensu, Inc. No additional awards may be granted under the Jask Plans or the Sensu Plan.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and item 402(u) of Regulation S-K, we are providing the following comparison between the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer in our last fiscal year. The following information about the relationship between the total annual compensation of our median employee and the total annual compensation of our Chief Executive Officer is a reasonable estimate calculated in accordance with item 402(u) of Regulation S-K.
In our last fiscal year, the total annual compensation of our median employee was $168,846 and the total annual compensation of our Chief Executive Officer was $7,880,977. This results in a ratio of approximately 1:47. Total annual compensation for the median employee and our Chief Executive Officer is calculated according to the disclosure requirements of the Summary Compensation Table and includes base salary, annual incentive, equity awards, and other compensation such as perquisites.
To identify the median employee, we reviewed the compensation of all full-, part-time and temporary employees who were employed as of January 31, 2023 (the “Determination Date”). We determined our median employee by reviewing actual cash compensation paid in our 2023 fiscal year as of the Determination Date plus the grant date fair value of equity awards issued in our 2023 fiscal year as of the Determination Date. We did not make any adjustment to annualize compensation. For employees based outside of the United States, we converted pay into USD using the exchange rate on the Determination Date.
In selecting the median employee in accordance with Item 402(u) of Regulation S-K, reporting companies are permitted to use reasonable estimates, assumptions, and methodologies based on their own facts and circumstances. As a result, the disclosure regarding the compensation of our median employee and the pay ratio may not be directly comparable to similar disclosure by other reporting companies.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of Sumo Logic common stock as of March 31, 2023 by:
•each person, or group of affiliated persons, known by us to beneficially own more than five percent of Sumo Logic common stock;
•each of Sumo Logic’s named executive officers;
•each of Sumo Logic’s directors; and
•all of Sumo Logic’s executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to Sumo Logic’s securities. Unless otherwise indicated, to Sumo Logic’s knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
The calculation of the percentage of beneficial ownership is based on 124,088,187 shares of Sumo Logic common stock outstanding as of March 31, 2023. We have deemed shares of Sumo Logic common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2023, or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 31, 2023, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address for each person or entity listed in the table is c/o Sumo Logic, Inc., 855 Main Street, Suite 100, Redwood City, California 94063. The information provided in the table is based on Sumo Logic’s records, information filed with the SEC and information provided to us, except where otherwise noted.

	Common Stock
Name of Beneficial Owner	Number	Percentage
Named Executive Officers and Directors:
Ramin Sayar(1)	3,611,969	2.8%
Stewart Grierson	83,678	*
Suku Krishnaraj Chettiar(2)	684,109	*
Lynne Doherty	97,117	*
Katherine Haar(3)	502,062	*
Joseph Ansanelli	295,165	*
Christian Beedgen(4)	2,826,896	2.3%
Sandra E. Bergeron	86,151	*
Margaret Francis	4,972	*
Randy S. Gottfried(5)	260,666	*
John D. Harkey, Jr.(6)	367,095	*
Tracey Newell	21,360	*
Timothy Youngblood	-	*
All directors and executive officers as a group (13 Persons)(7)	8,841,240	6.8%
Greater than 5% Stockholders:
The Vanguard Group(8)	11,032,413	8.9%
Entities affiliated with BlackRock, Inc.(9)	10,579,312	8.5%
Entities affiliated with Sapphire Ventures(10)	6,448,005	5.2%
 * Represents less than one percent.
(1)Consists of (i) 266,608 shares held of record by Mr. Sayar, (ii) 2,662 shares held of record by The Sayar Family Trust, for which Mr. Sayar serves as co-trustee, (iii) 14,856 shares held in trust for Mr. Sayar’s children, and (iv) 3,327,843 shares subject to stock options exercisable within 60 days of March 31, 2023.
(2)Consists of (i) 91,646 shares held of record by Mr. Chettiar and (ii) 592,463 shares subject to stock options exercisable within 60 days of March 31, 2023.
(3)Consists of (i) 62,062 shares held of record by Ms. Haar, (ii) 12,500 shares held of record by the Katherine I. Haar Revocable Trust, and (iii) 427,500 shares subject to stock options exercisable within 60 days of March 31, 2023.
(4)Consists of (i) 2,074,931 shares held of record by Mr. Beedgen and (ii) 751,965 shares subject to stock options exercisable within 60 days of March 31, 2023.
(5)Consists of (i) 10,666 shares held of record by Mr. Gottfried and (ii) 250,000 shares subject to stock options exercisable within 60 days of March 31, 2023.
(6)Consists of (i) 1,000 shares held of record by Mr. Harkey and (ii) 366,095 shares held of record by JDH Investment Management, LLC, of which Mr. Harkey serves as principal and founder.
(7)Consists of (i) 3,491,469 shares beneficially owned by our executive officers and directors and (ii) 5,349,771 shares subject to stock options held by our executive officers and directors exercisable within 60 days of March 31, 2023.
(8)Based solely on a Schedule 13G filed with the SEC on February 9, 2023, reporting shared voting power with respect to 163,663 shares of common stock, sole dispositive power with respect to 10,785,162 shares of common stock and shared dispositive power with respect to 247,251 shares of common stock. The address for The Vanguard Group is 100 Vanguard Blvd. Malvern, PA 19355.
(9)Based solely on a Schedule 13G filed with the SEC on January 25, 2023, reporting sole voting power with respect to 10,254,011 shares of common stock and sole dispositive power with respect to 10,579,312 shares of common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(10)Based solely on a Schedule 13G filed with the SEC on February 10, 2023. Sapphire Ventures (GPE) II, L.L.C. (“Sapphire II GP”) is the general partner of Sapphire Ventures Fund II, L.P. (“Fund II”). Sapphire Ventures (GPE) III, L.L.C. (“Sapphire III GP”) is the general partner of Sapphire Ventures Fund III, L.P. (“Fund III”). Sapphire Opportunity (GPE) I, L.L.C. (“Opportunity GP”) is the general partner of Sapphire Opportunity Fund, L.P. (“Opportunity”). Sapphire Ventures, L.L.C. (“Investment Adviser”) is the investment adviser for each of Fund II, Fund III, and Opportunity. Nino Nikola Marakovic (“Marakovic”) is a managing member of each of Sapphire II GP, Sapphire III GP, Opportunity GP, and Investment Adviser. Investment Advisor has sole voting power and sole dispositive power over 6,448,005 shares of common stock. Fund II and Sapphire II GP have shared voting power and shared dispositive power with respect to 4,218,298 shares of common stock. Fund III and Sapphire III GP have shared voting power and shared dispositive power with respect to 2,002,434 shares of common stock. Opportunity and Opportunity GP have shared voting power and shared dispositive power with respect to 227,273 shares of common stock. Marakovic has shared voting and dispositive power with respect to 6,448,005 shares of common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, nominees for director, executive officers, or beneficial holders of more than 5% of any class of our outstanding capital stock, or any immediately family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Cooperation Agreement
We entered into the Cooperation Agreement with Scalar Gauge, pursuant to which John D. Harkey, Jr., a member of our board of directors, was appointed to our board of directors and to our audit committee and compensation and talent committee. The Cooperation Agreement provides, among other things, that (i) the Company and Scalar Gauge will collaborate on an ongoing process aimed at appointing an additional independent director to our board of directors and (ii) for a certain period of time, Scalar Gauge will identify and recommend a replacement independent should Mr. Harkey cease to be a director for any reason. The Cooperation Agreement is further described in our Current Report on Form 8-K filed with the SEC on May 5, 2022.
Other Transactions
From time to time, we do business with other companies affiliated with our investors. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arms-length basis.
Policies and Procedures for Related Party Transactions
Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.
Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our audit committee. In determining whether to approve or ratify any such proposal, our audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party and (ii) the extent of the related person’s interest in the transaction. The policy grants standing pre-approval of certain transactions, including (i) executive compensation governed by our standard compensation and benefits policies, (ii) director compensation arrangements governed by our standard director compensation policies, (iii) transactions with another company at which a related person’s only relationship is as an employee, other than an executive officer or director, or beneficial owner of less than 10% equity interest of that company, if the aggregate amount involved does not exceed the greater of $200,000 or 2% of the recipient’s consolidated gross revenues, (iv) charitable contributions, grants, or endowments by us to a charitable organization, foundation or university where the related person’s only relationship is as an employee, other than an executive officer or director, if the aggregate amount involved does not exceed the lesser of $1,000,000 or 2% of the charitable organization’s total annual receipts, (v) any transaction available to all U.S. employees generally, and (vi) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis.

Item 14. Principal Accounting Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by PricewaterhouseCoopers LLP for our fiscal years ended January 31, 2023 and 2022.

	FY2023	FY2022
Audit Fees(1)	$2,200,000	$2,750,000
Audit-Related Fees(2)	—	95,000
Tax Fees(3)	192,885	159,987
All Other Fees(4)	6,510	4,150
Total Fees	$2,399,395	$3,009,137
(1)Audit Fees are for the annual audit and quarterly reviews of our consolidated financial statements, audits required by public company regulation, professional consultations with respect to accounting issues, registration statement filings and issuance of consents and similar matters. This category also includes audit fees related to business combination accounting for our closed acquisitions in fiscal year 2022. Audit Fees for our fiscal year ended January 31, 2022 have been revised to include $600,000 in fees that were billed after year-end for services rendered during the fiscal year.
(2)Audit-Related Fees consist of fees for due diligence services related to acquisition activities in our fiscal year ended January 31, 2022.
(3)Tax Fees consist of fees for professional services for domestic and international tax advisory services.
(4)All Other Fees are fees for products and services other than the services described above, which are the cost of a subscription to an accounting research tool.
Auditor Independence
In our fiscal year ended January 31, 2023, there were no other professional services provided by PricewaterhouseCoopers LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All services provided by PricewaterhouseCoopers LLP for our fiscal year ended January 31, 2021 were approved by our audit committee, and following adoption of our pre-approval policy in September 2020, all services provided by PricewaterhouseCoopers LLP for our fiscal years ended January 31, 2022 and 2023 were pre-approved by our audit committee in accordance with the policy.

PART IV
Item 15. Exhibit and Financial Statement Schedules
Documents filed as part of this report are as follows:
No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.
All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

Exhibit Number	Description
31.3*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
______

*	Filed herewith.
Item 16. Form 10-K Summary
Not applicable.

Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMO LOGIC, INC.

Date: April 25, 2023	By:	/s/ Ramin Sayar
Ramin Sayar President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramin Sayar	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 25, 2023
Ramin Sayar

/s/ Stewart Grierson	Chief Financial Officer (Principal Financial Officer)	April 25, 2023
Stewart Grierson

/s/ Jennifer McCord	Chief Accounting Officer (Principal Accounting Officer)	April 25, 2023
Jennifer McCord

*	Director	April 25, 2023
Joseph Ansanelli

*	Director	April 25, 2023
Christian Beedgen

*	Director	April 25, 2023
Sandra E. Bergeron

*	Director	April 25, 2023
Margaret Francis

*	Director	April 25, 2023
Randy S. Gottfried

*	Director	April 25, 2023
John D. Harkey, Jr.

*	Director	April 25, 2023
Tracey Newell

*	Director	April 25, 2023
Timothy Youngblood
*By: /s/ Ramin Sayar Ramin Sayar Attorney-in-Fact